Form 10QSB
period 2000-06-30
CREATIVE VISTAS INC
filed 2000-08-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended: June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transaction Period From ____________ to ___________

                       Commission file number 000 111 3524

                              CREATIVE VISTAS, INC.
        (Exact name of small business issuer as specified in its charter)

          Arizona                                                86-0464104
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           4609 East Mcdowell Road, Suite 100, Phoenix, Arizona 85008
                    (Address of principal executive offices)

                                 (602) 225-0504
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at May 10, 2000
                -----                           ---------------------------
      Common Stock, no par value                         1,000,000

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS


                              CREATIVE VISTAS, INC.
                         Unaudited Financial Statements
               As of and For the Three Months Ended June 30, 2000

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

Balance Sheets............................................................... 3
Statements of Income......................................................... 4
Statement of Stockholders' Equity ........................................... 5
Statement of Cash Flows...................................................... 6
Notes to Financial Statements................................................ 7

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS

                                                Unaudited         Audited
                                              June 30, 2000   September 30, 1999
                                              -------------   ------------------
Assets

Current Assets
  Cash and Cash Equivalents                      $    574         $    88

      Total Assets                               $    574         $    88
                                                 --------         -------
Liabilities and Shareholders' Equity
Current Liabilities
  Notes Payable- Related Entities                $  6,700         $    --
                                                 --------         -------

Total Liabilities                                $  6,700         $    --
                                                 ========         =======
Shareholders' Equity
     Common stock, no par value;
     1,000,000 shares authorized issued             7,553           7,553
Accumulated deficit                               (13,679)         (7,465)
                                                 --------         -------
                                                   (6,126)             88
                                                 --------         -------

Total Liabilities and Shareholders' Equity       $    574         $    88
                                                 ========         =======

                              CREATIVE VISTAS, INC.

                              STATEMENTS OF INCOME
        For the Three Months and Nine Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                Three Months Ended              Nine Months Ended
                                     June 30                         June 30
                           ---------------------------     ---------------------------
                               2000            1999            2000            1999
                           -----------     -----------     -----------     -----------
Revenue                    $        --     $        --     $        --     $        --

Expenses
  Printing                         308              --             308              --
  Accounting                        --              --           5,810              --
  Fees                              --              39              --             189
  Miscellaneous                     13              28              96              46
                           -----------     -----------     -----------     -----------

  Total Expenses                   321              67           6,214             235

Net Loss                   $      (321)    $       (67)    $    (6,214)    $      (235)
                           ===========     ===========     ===========     ===========

Loss per common share      $        --     $        --     $     (0.01)    $        --
                           ===========     ===========     ===========     ===========
Weighted average number
  of common shares           1,000,000       1,000,000       1,000,000       1,000,000
                           ===========     ===========     ===========     ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common Stock       Additional                      Total
                                      -----------------      paid-in      Accumulated    Stockholders'
                                      Shares     Amount      capital        Deficit         Equity
                                      ------     ------      -------        -------         ------
Balance at September 30, 1999
(Audited)                           1,000,000    $7,553      $    --        $ (7,465)       $    88

Net loss for the three month
period ended June 30, 2000
(Unaudited)                                      $           $    --        $ (6,214)       $(6,214)
                                    ---------    ------      -------        --------        -------
Balance at June 30, 2000
(Unaudited)                         1,000,000    $7,553      $    --        $(13,679)       $(6,126)
                                    =========    ======      =======        ========        =======

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                        For the Nine Months Ended June 30
                                   (Unaudited)


                                                              2000         1999
                                                            -------       -----
Increase (Decrease) in Cash and Cash Equivalents:
 Cash Flows from Operating Activities:
  Cash received from customers                              $    --       $  --
  Cash paid to suppliers and employees                       (6,214)       (235)
                                                            -------       -----

      Net cash used in operating activities                 $(6,214)      $(235)
                                                            -------       -----
 Cash Flows from Financing Activities:
  Notes from related entities                                 6,700          --
                                                            -------       -----
  Net cash provided by financial activities                   6,700          --
                                                            -------       -----
  Net increase (decrease) in cash and cash equivalents          486        (235)
  Cash and cash equivalents at beginning of period               88         244
  Cash and cash equivalents at end of period                $   574       $   9
                                                            =======       =====
Supplemental Information
  Income taxes paid                                         $    --       $  --
  Interest paid                                             $    --       $  --

                              CREATIVE VISTAS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - History and organization of the Company

     The Company was incorporated on July 18, 1983, under the laws of the State of Arizona as Vista Financial Services, Inc. The Company was a wholly-owned subsidiary of Century Pacific Corporation ("Century Pacific").

     In 1993, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Case No. B93-05704-PHX-GBN). Century Pacific also filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court confirmed the Company's modified plan of reorganization (the "Plan") on November 27, 1996. Pursuant to the Plan, the Company's Common Stock previously owned by Century Pacific was exchanged for two and one-half percent of the post-reorganization Common Stock of the Company. An additional two and one-half percent of the post-reorganization Common Stock of the Company was distributed under the Century Pacific plan of reorganization and the remaining ninety-five percent was issued in satisfaction of rent obligations owing by the Company.

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

     Loss per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding.

     No dividends have been paid since inception.

NOTE 3 - Going Concern

     The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company had no operating activities last quarter and has no current source of revenue.

     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company currently has limited expenses other than legal, accounting and commissions. It is management's plan to seek additional capital through further equity financings and necessary bank loans.

NOTE 4 - Related Party Transactions

     The Company neither owns nor leases any real or personal property. Office services are provided without charge by an affiliate of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. PLAN OF OPERATION

     The Company is in a development stage and has very limited assets, capital, operating expenses, and income. The costs and expenses associated with the preparing and filing of this Quarterly Report have been paid, and all other necessary capital prior to locating a business opportunity shall be provided by, present management with their personal funds or from related parties or entities as loans to the Company. The Company anticipates that it will repay these loans upon the consummation of a business combination.

     The Company will seek to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for the Company's securities. The Company has not identified a particular business opportunity and has not entered into any negotiations regarding any business combination. As of the date of this registration statement, none of the Company's officers, directors or affiliates has engaged in any preliminary contact or discussions with a representative of any other company regarding the possibility of a business combination between the Company and such business opportunity.

     The  Company  could  incur   significant  legal  and  accounting  costs  in
connection with the consummation of a business combination.

     Depending upon the nature of the business opportunity and the applicable state statutes governing the manner in which the transaction is structured, the Company's Board of Directors may not provide the Company's shareholders with disclosure documentation concerning a business opportunity and/or the structure of the proposed business combination prior to consummation of such combination.

     In the event the Company does provide its shareholders with disclosure documentation, audited financial statements for the business opportunity may not be available. The Company's Board of Directors intends to obtain certain assurances of the value of the business opportunity's assets prior to consummating the business combination, with further assurances that an audited statement will be provided within sixty days after closing.

     As the Company intends to remain a shell corporation until a business opportunity is identified, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment, or to perform any product research and development within the next year.

     The Company has no full time employees. The Company does not expect any significant changes in the number of employees. The current officers of the Company have agreed to allocate a portion of their time to the activities of the Company without compensation. These officers anticipate devoting whatever time may be reasonably required to the business affairs of the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          1.1      Plan of Reorganization                                    *

          1.2      Amended Order Confirming the Plan of Reorganization       *

          3.1      Articles                                                 **

          3.2      By-Laws                                                  **

          27       Financial Data Schedule                                   *

----------
*  filed herewith
** previously filed

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CREATIVE VISTAS, INC.


                                        By: /s/ Rudy R. Miller, President
                                            ------------------------------------
                                            Rudy R. Miller, President

Dated: August 14, 2000