Form 10KSB
period 2000-09-30
CREATIVE VISTAS INC
filed 2000-12-28
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                        Commission File Number 000-30585


                              CREATIVE VISTAS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Arizona                                              86-0464104
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)

           4909 East McDowell Road, Suite 100, Phoenix, Arizona 85008
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (602) 225-0504
                           ---------------------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuer's revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date with the past 60 days.

     There is currently no market for the Company's Securities.

     On November 30, 2000, the issuer had outstanding 1,000,000 shares of Common Stock, no par value.

   Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Creative Vistas, Inc. (the "Company"), was incorporated on July 18, 1983, under the laws of the State of Arizona to engage in any lawful corporate purpose. The Company was originally incorporated under the name Vista Financial Services, Inc. and was a wholly-owned subsidiary of Century Pacific Corporation ("Century Pacific"). In 1993, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code (Case No. B93-05704-PHX-GBN). Century Pacific also filed a petition for reorganization under the Chapter 11 of the United States Bankruptcy Code (Case No. B96-00935-PHX-GBN). The Company's modified plan of reorganization was confirmed by the Bankruptcy Court on November 27, 1996, and the Company's Common Stock previously owned by Century Pacific was exchanged for two and one-half percent (2.5%) of the post-reorganization Common Stock of the Company. An additional two and one-half percent (2.5%) of the post-reorganization Common Stock of the Company was distributed under the Century Pacific plan of reorganization, and the remaining ninety-five percent (95%) was issued in satisfaction of rent obligations owing by the Company. On March 12, 1997, the Company changed its name to Creative Vistas, Inc. Prior to the bankruptcy filing, the Company was engaged in the secondary market mortgage loan brokerage business.

     The Company has conducted no business activities since 1996 and is currently in the developmental and promotional stages. The Company has no products or services and does not intend to develop products or services. Since 1996, the Company has not conducted any business, other than organizational and administrative matters.

     The Company's business plan at this time is to locate and consummate a merger or acquisition (the "business combination"), with a another entity (the "business opportunity"). The Company has not selected any specific business opportunity as an acquisition target or merger partner. The Company does not intend to limit potential business opportunities to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The proposed business activities classify the Company as a "blind pool," "blank check" or "shell" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. See "Blue Sky" below.

     Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and/or merged or combined with another company.

     The Company filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on May 10, 2000. The primary attraction of the Company as a merger partner or acquisition vehicle will be its status as an Exchange Act reporting company. Any business combination will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

COMPETITION

     There are numerous other public companies that are also seeking operating companies and other business opportunities. A large number of established and well-financed entities, including venture capital firms, are actively pursuing financing transactions and business combinations with companies that might also be desirable business opportunities for the Company. Most of those entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. The Company is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. The Company will also experience competition from other public blank-check companies, many of which may have more funds available than the Company. The Company will be in direct competition with these public companies in its search for business opportunities.

GOVERNMENT APPROVAL AND REGULATION

     Although the Company will be subject to regulation under the Securities Act of 1933, as amended (the "Act"), and the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Act"), insofar as the Company will not be engaged in the business of investing or trading in securities. Under Section 202(a)(11) of the Investment Act, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. The Company will only seek to locate a suitable business opportunity and does not intend to engage in the business of advising others in investment matters for a fee or otherwise. In the event the Company engages in a business combination which results in the Company holding passive investment interests in a number of entities, the Company may be subject to regulation under the Investment Act. In such event, the Company would be required to register as an investment company and may incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Act and a violation of such act may subject the Company to material adverse consequences.

BLUE SKY

     Because the securities of the Company have not been registered for resale under the blue sky laws of any state and the Company has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant restrictions under state "blue sky" laws upon the ability of new investors to purchase the securities. Some states may restrict the trading or resale of blind pool or blank check securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one. The specific restrictions vary from state to state depending on the state where the investor resides. Thus, the Company encourages investors to consult with legal counsel to determine the restrictions on the resale of the Company's securities for a particular state or states.

MARKET MAKERS

     The Company has not, and does not intend to enter into discussions with market makers regarding developing a trading market in its stock until a qualified business opportunity is identified.

RESEARCH AND DEVELOPMENT

     The Company is in a development and promotional stage and has not expended any funds in any research and development activities.

ENVIRONMENTAL LAWS

     The Company is in a development and promotional stage and has not expended any funds in complying with environmental laws.

EMPLOYEES

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expenses or until the Company successfully consummates a business combination with an operating company.

FORWARD LOOKING STATEMENTS

     The Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this annual report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the SEC.

     Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies may affect actual results and may cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward looking statements.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company also has no present plans to acquire any assets or make any investments prior to completing a business combination.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation pending or, to the Company's knowledge, threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the market for the Company's securities. Management does not intend to initiate any such discussions until such time as the Company has consummated a business combination. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

MARKET INFORMATION

     The Company's Common Stock is not quoted at the present time and there is no trading market for the Company's Common Stock at present. If and when the Company's stock is traded in the over-the-counter market, the shares will likely be subject to Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. See "Risk Factors - "Penny" Stock Regulation."

     Management intends to consider undertaking a business combination which will allow the Company's securities to be traded without the penny stock limitations. However, upon a successful business combination, the Company's securities may not qualify for listing on Nasdaq or any other national exchange. Even if the Company's securities do qualify for listing, the Company may not be able to maintain the criteria necessary to ensure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-Nasdaq, over-the-counter market so long as the Company continues to file periodic reports with the SEC and there remain sufficient qualified market makers in the Company's securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     As of November 30, 2000 there were approximately 635 record holders of the Company's Common Stock. All of the issued and outstanding shares of the Company's Common Stock were issued pursuant to order of the United States Bankruptcy Court in connection with the bankruptcy proceedings described herein under "Description of Business." Pursuant to Section 1145 of the United States Bankruptcy Code, recipients of securities offered under a bankruptcy plan are generally not subject to restrictions on resale of such securities. Since the current holders acquired the Company's Common Stock pursuant to the Company's and Century Pacific's respective confirmed plans of reorganization under Chapter 11 of the United States Bankruptcy Code, such Common Stock may generally be resold without restriction under the Act in accordance with Section 1145.

DIVIDENDS

     The Company has not declared any dividends to date and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is in a development stage and has very limited assets, capital and operating expenses, and no recurring revenue or income. The costs and expenses associated with the preparing and filing of this annual report have been paid and all other necessary capital shall be provided by present management with their personal funds as loans to the Company. The Company anticipates that those loans will be repaid by the Company upon the consummation of the business combination. The Company could incur significant legal and accounting costs in connection with the consummation of a business combination.

     The Company seeks to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for the Company's securities. The Company has not identified a particular business opportunity and has not entered into any negotiations regarding any business combination. As of the date of this annual report, none of the Company's officers, directors or affiliates has engaged in any preliminary contact or discussions with a representative of any business opportunity regarding the possibility of a business combination between the Company and such business opportunity.

     The Company does not intend to seek stockholder approval or provide its stockholders with a proxy statement or other disclosure documentation concerning a business opportunity prior to the consummation of any business combination, unless required by applicable law and regulations. Prior to consummating a possible business combination, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner.

     Any disclosure documentation regarding a potential business combination which is provided to the Company's stockholders may include financial statements of the business opportunity; however, audited financial statements for such business opportunity may not be available. The Company's Board of Directors intends to obtain certain assurances of the value of the business opportunity's assets prior to consummating the business combination, with further assurances that an audited statement will be provided within sixty days after closing.

     As the Company intends to remain a shell corporation until a business opportunity is identified, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise additional capital in the next twelve months, other than as necessary to fund administrative expenses. The Company also does not expect to acquire any plant or significant equipment, or to perform any product research and development in the next 12 months.

     The Company has no full time employees. The Company does not expect any significant changes in the number of employees in the next 12 months. The President and Secretary of the Company have agreed to allocate a portion of their time to the activities of the Company without compensation while the Company is in a development stage. These officers anticipate devoting whatever time may be reasonably required to the business affairs of the Company.

GENERAL BUSINESS PLAN

     The following discussion of the Company's proposed business is purposefully general and is not meant to be restrictive of the Company's discretion to search for business opportunities and to enter into a business combination.

     The Company's purpose is to seek, investigate, and, if such investigation warrants, acquire an interest in a business opportunity presented to the Company by persons or firms who or which desire to seek the perceived advantages of a company registered with the SEC. The Company will not restrict its search to any specific business, industry, or geographical location. Management anticipates that it may be able to participate in a business combination with only one potential business opportunity because the Company has nominal assets and limited financial resources. This lack of diversification is a substantial risk to Company stockholders as it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company's potential success is heavily dependent on the Company's management, which has discretion in searching for and entering into a business combination. Depending on the nature of the business opportunity, the Company's officers and directors may have limited experience in the proposed future business of the Company. There can be no assurance that the Company's management will have experience in the proposed future business of the Company.

     The Company may seek a business combination with an entity that is in its preliminary or development stage, has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital to expand or develop new products, services or markets, or for other corporate purposes. It is not possible to predict at this time the status of the business opportunity with which the Company may become engaged. Such business opportunity may require additional capital, desire to have its shares publicly traded, or seek other perceived advantages which the Company may offer. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that business opportunities will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from a variety of sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will use any notices or advertisements in its search for business opportunities or that it will engage professional firms specializing in business acquisitions or reorganizations.

     The Company does not foresee that it would enter into a business combination with any business with which any of its officers or directors is currently affiliated. Should the Company determine in the future that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is generally permitted under Arizona law to enter into such a transaction if:

     1. The facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors;

     2. The facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved by vote of the holders of qualified shares; or

     3. The transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

     There is no corporate policy, bylaw, resolution or agreement or understanding with management which either permits or forbids such related party transactions. Management is not aware of any circumstances under which this may change. In the event that such a related party transaction should occur, the Company anticipates that it would take appropriate measures to ensure that such a transaction would be fair to the Company. If it is determined that the business combination involving an interested director, officer or affiliate was not fair to the Company, Arizona corporate law provides for remedies. However, obtaining remedies under law could be time consuming and costly.

     The Company does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the business combination. Furthermore, the Company has, and will continue to have, no capital to provide to the business opportunity. Management believes the Company will be able to offer owners of the business opportunity the possibility to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.

     The Company anticipates that the selection of a business opportunity in which to participate could be complex and extremely risky. Due to general economic conditions, rapid technological advances in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all stockholders. Available business opportunities may occur in different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations of the Company's officers, directors, or stockholders. In analyzing prospective business opportunities, management will review the operations of the business opportunity and focus on such matters as: available technical, financial and managerial resources; working capital and other financial requirements; history of operations; prospects for the future; nature of present and expected competition; quality, experience, and the depth of management services which may be available; potential for further research, development, or exploration; risk factors not now foreseeable but which at a later point may be anticipated to impact the proposed activities of the Company; potential for growth, expansion or profit; perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. To the extent possible, the Company intends to use written reports and personal investigations on a business opportunity to evaluate the above factors.

     Management of the Company will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's stockholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultant or advisor, except for the Company's legal counsel and accountants, will be necessary to effectuate the Company's business purposes. If the Company does retain an outside consultant or advisor, it is likely that any cash fee earned by such party would be paid by the prospective business opportunity. The Company presently has no contracts or agreements with any outside consultant or advisor.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business combination, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of a business combination, the present management and stockholders of the Company may lose control of the Company. The Company's directors may, as part of the terms of the business combination, sell their stock in the Company, or resign and be replaced by new directors without a vote of the Company's stockholders. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that the securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. However, the Company may agree, as a negotiated element of its transaction, to register all or a part of such securities immediately or at specified times after the transaction is consummated. If such registration occurs, it will be undertaken by the surviving entity after the Company has successfully consummated a business combination and the Company is no longer considered a "shell" company. Until such business combination, the Company will not register any additional securities. The issuance of additional securities after the business combination and their potential sale into any trading market which may develop in the Company's securities may result in a devaluation of the Company's securities.

     If the Company is able to locate a business opportunity, that entity might require the Company's management or other stockholders of the Company to sell all or a portion of their shares to the entity or the principals thereof. The Company's funds are not expected to be used for any stock purchase from affiliates. The Company stockholders may not be provided the opportunity to approve or consent to any such sale. The opportunity to actively negotiate to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction.

     The above description of potential sales of management stock is not based upon any corporate bylaw, stockholder or board resolution, or contract or agreement. Management is not aware of any circumstances under which the above description of the sale of management stock may change. No other payment of cash or property is expected to be received by management in connection with any acquisition.

     While the actual terms of the business combination may not be predicted at this time, it may be expected that the parties to the business combination will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity. The consummation of a business combination pursuant to such "tax-free" reorganization would result in significant dilution in the equity of such stockholders.

     As part of the Company's "due diligence" investigation of a business opportunity, officers and directors of the Company may meet with management and key personnel of the business opportunity, visit and inspect material facilities, obtain independent analysis of verification of information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in a business opportunity depends on the nature of the opportunity, the respective needs and desires of the Company, the management of the opportunity and the relative negotiating strength of the Company and such other management.

     With respect to any potential business combination, negotiations will take place concerning the percentage of the Company which the other party's stockholders or owners would acquire in exchange for their Company's contribution to the transaction. Depending upon the business opportunity's assets and liabilities, the Company's stockholders may hold a substantially smaller percentage ownership interest in the Company following a business combination. Any business combination could severely dilute the percentage interest of shares held by the Company's stockholders.

     The Company may participate in a business combination only after the execution of written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by the parties, specify certain events of default, detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, set forth remedies on default, and include other miscellaneous terms.

     As stated previously, the Company does not intend to consummate a business combination with an entity that cannot provide any necessary audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is a reporting company and is subject to the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its annual report on Form 10-KSB (or 10-K, as applicable) and as part of its Form 8-K to be filed with the SEC upon realization of a business combination. If such audited financial statements are not available at closing, or within the time parameters necessary to ensure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the business opportunity's representations set forth in the closing documents, the proposed business combination will be voidable at the discretion of the management of the Company pursuant to provisions in the closing documents setting forth such right. The closing documents will also provide that, if the proposed business combination is voided, the business opportunity will reimburse the Company for all costs associated with the proposed transaction.

RISK FACTORS

     The Company's business is subject to numerous risk factors, including the following:

     THE COMPANY HAS NO OPERATING HISTORY, REVENUES, OR EARNINGS FROM OPERATIONS SINCE DECEMBER 1996 AND THE COMPANY'S PLAN OF OPERATION IS SPECULATIVE. The Company faces many of the risks of a new business and many of the special risks inherent in the investigation, or interest in a new business opportunity. Moreover, the Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase until the Company is able to consummate a business combination with a profitable business opportunity. There is no assurance that the Company will be able to identify such a business opportunity and consummate such a business combination or negotiate a business combination on terms favorable to the Company. Management has not identified any particular industry or specific business within an industry for evaluation by the Company.

     The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a business opportunity to have achieved. Accordingly, the Company may enter into a business combination with a business opportunity having characteristics that are indicative of development stage companies such as no significant operating history, losses, limited or no potential for earnings, limited assets, or negative net worth. While management intends to seek a business opportunity with an established operating history, the Company may not be successful in locating such a candidate. In the event the Company consummates a business combination, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     A BUSINESS COMBINATION COULD RESULT IN A CHANGE IN CONTROL AND MANAGEMENT OF THE COMPANY. A business combination involving the issuance of the Company's Common Stock will likely result in stockholders of the business opportunity obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all, or a portion of, the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company may result in the removal of one or more of its present officers or directors and a corresponding reduction in, or elimination of, their participation in the future affairs of the Company. Such change in control is likely to occur without the vote or consent of the stockholders of the Company.

     A BUSINESS COMBINATION COULD SEVERELY DILUTE THE PERCENTAGE OF SHARE OWNERSHIP HELD BY STOCKHOLDERS OF THE COMPANY. The Company's primary plan of operation is based upon a business combination which would likely result in the Company issuing securities to stockholders of a business opportunity. The issuance of previously authorized and unissued Common Stock of the Company would result in the reduction in the percentage of shares owned by present and prospective stockholders of the Company and may result in a change in control or management of the Company.

     CURRENTLY THERE IS NO TRADING MARKET AND THERE MIGHT NEVER EXIST A TRADING MARKET FOR THE COMPANY'S SECURITIES. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of the Company's stock may be highly volatile.

     IF AND WHEN THE COMPANY'S SECURITIES BECOME AVAILABLE FOR TRADING, THEY WILL LIKELY BE SUBJECT TO THE "PENNY" STOCK REGULATION OF RULE 15G-9 OF THE EXCHANGE ACT. Rule 15g-9 of the Exchange Act is commonly referred to as the
"penny stock" rule and imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. A penny stock is any equity security with a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 of the Exchange Act provides that any equity security is considered a penny  stock  unless  that  security  is:  registered  and  traded on a national securities exchange and meets specified criteria set forth by the SEC; authorized for quotation in the National Association of Securities' Dealers' Automated Quotation System; issued by a registered investment Company; issued with a price of five dollars or more; or issued by an issuer with net tangible assets in excess of $2,000,000. This rule may affect the ability of broker-dealers to sell the Company's securities.

     For transactions covered by Rule 15g-9, a broker-dealer must furnish to all investors in penny stocks a risk disclosure document, make a special suitability determination of the purchaser, and receive the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stocks, the broker-dealer must (i) obtain information concerning the person's financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information that transactions in penny stocks are suitable for the person and that the person has sufficient knowledge and experience in financial matters to reasonably be expected to evaluate the transactions in penny stocks; and (iii) deliver to the person a written statement setting forth the basis on which the broker-dealer made the determination of suitability stating that it is unlawful to effect a transaction in a designated security subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received a written agreement from the person prior to the transaction. Such written statement from the broker-dealer must also set forth, in highlighted format immediately preceding the customer signature line, that the broker-dealer is required to provide the person with the written statement and the person should sign and return the written statement to the broker-dealer only if it accurately reflects the person's financial situation, investment experience and investment objectives.

     MANAGEMENT WILL DEVOTE A LIMITED AMOUNT OF TIME TO PURSUE COMPANY OPERATIONS. Management provides services on an as-needed basis. While seeking a business combination, management anticipates collectively devoting whatever time may be reasonably required to the business of the Company. However, due to the lack of a full time team, management may not be able to apply the appropriate resources and time necessary to research and analyze the various business opportunities, and may overlook attractive business opportunities.

     THE LOSS OF MEMBERS OF MANAGEMENT COULD MAKE IT DIFFICULT FOR THE COMPANY TO CARRY OUT ITS PLAN OF OPERATION. None of the Company's officers or directors has entered into a written employment agreement and none is expected to do so in the foreseeable future. Loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

     THERE ARE SEVERAL CONFLICTS OF INTEREST WHICH MAY ARISE IN CONNECTION WITH A BUSINESS COMBINATION. The Company's officers or directors may participate in other businesses which may have a purpose similar to that of the Company, or be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Conflicts of interest may be resolved only through disclosure to the Company and exercise of judgment in a manner that is consistent with the officers' and directors' fiduciary duties to the Company.

     It is anticipated that the Company's principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their Common Stock as a condition to, or in connection with, a proposed business combination. In this process, the Company's principal stockholders may consider their own personal pecuniary benefit rather than the best interest of the other Company stockholders, and the other Company stockholders are not expected to be afforded the opportunity to approve of or consent to any particular transaction (unless required by applicable law).

     In addition, upon the consummation of a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management or Board of Directors for the purpose of providing services to the surviving entity. Because of the potential conflict of interest, and as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective business combination candidate, the proposed transaction might not be approved by the Company's Board of Directors unless a determination can be made that the transaction is inherently fair to the Company's stockholders.

     FINANCIAL STATEMENT REQUIREMENTS COULD DELAY OR PRECLUDE A BUSINESS COMBINATION. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable business combination. Business opportunities that do not have or are unable to obtain the required audited financial statements may be inappropriate for a business combination so long as the reporting requirements of the Exchange Act are applicable.

     THE COMPANY HAS NEITHER CONDUCTED, NOR HAVE OTHERS MADE AVAILABLE TO IT, MARKET RESEARCH INDICATING THAT MARKET DEMAND EXISTS FOR THE TRANSACTIONS CONTEMPLATED BY THE COMPANY. Management decisions will likely be made without detailed feasibility studies, independent analysis, market surveys, and the like. Moreover, the Company does not have, and does not plan to establish, a marketing organization.

     THE COMPANY BELIEVES IT IS AT A DISADVANTAGE WITH ITS COMPETITORS IN ITS SEARCH FOR A BUSINESS OPPORTUNITY. A large number of established and well-financed entities are active in seeking business combinations with companies that may be desirable business opportunities for the Company. The Company expects to be at a disadvantage when competing with firms with significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully consummating a business combination. Moreover, the Company will compete with numerous small public companies in seeking business combination candidates. These competitive conditions will exist in any industry in which the Company may become interested.

     A BUSINESS COMBINATION COULD RESULT IN A LACK OF DIVERSIFICATION AND INCREASED RISKS. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a single business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     COMPLIANCE WITH THE INVESTMENT COMPANY ACT OF 1940 OR OTHER GOVERNMENT REGULATION COULD DELAY OR PRECLUDE A BUSINESS COMBINATION. Although the Company will be subject to the reporting requirements under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Act, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company may be subject to regulation under the Investment Act. Under such act, the Company would be required to register as an investment company and would thereby incur significant registration and compliance costs.

     The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Act and violation of such Act may subject the Company to material adverse consequences. See "Description of Business - Government Approval and Regulation."

     Additionally, the Company may engage in a business combination with a company that is subject to regulation or licensing by federal, state or local authorities. Compliance with such regulations and licensing may be a time-consuming, expensive process and may limit other investment opportunities of the Company.

     A BUSINESS COMBINATION COULD RESULT IN ADVERSE FEDERAL AND STATE TAX CONSEQUENCES. The Company intends to structure any business combination so as to result in tax-free treatment or to minimize the federal and state tax consequences to both the Company and the business opportunity. See "Plan of Operation-Acquisition of Opportunities." However, such business combination may not meet the statutory requirements of a tax-free reorganization and the parties may not obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization may result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and schedules are included herewith commencing on page F-1.

     Independent Accountant's Report                                    F-1
     Balance Sheets                                                     F-2
     Statements of Operations                                           F-3
     Statements of Changes in Stockholders' Equity                      F-4
     Statements of Cash Flows                                           F-5
     Notes to Financial Statements                                      F-6

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Stockholders and Board of Directors of
Creative Vistas, Inc.

We have audited the accompanying balance sheets of Creative Vistas, Inc. as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of September 30, 2000 and 1999, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Phoenix, Arizona
November 28, 2000

                              CREATIVE VISTAS, INC.
                                 BALANCE SHEETS
                           September 30, 2000 and 1999


                                     ASSETS

                                                            2000         1999
                                                          --------     --------
Current Assets:
  Cash and cash equivalents (Note 1)                      $    962     $     88
                                                          --------     --------

        Total Assets                                      $    962     $     88
                                                          ========     ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
  Accounts payable                                        $  1,075     $     --
  Notes Payable - related party (Note 3)                     7,700           --
                                                          --------     --------

        Total Current Liabilities                            8,775           --

Stockholders' Equity:
  Common stock - no par value; 1,000,000 shares
   authorized, issued and outstanding                        7,553        7,553
  Accumulated deficit                                      (15,366)      (7,465)
                                                          --------     --------

        Total Stockholders' Equity (Deficit)                (7,813)          88
                                                          --------     --------

        Total Liabilities and Stockholders' Equity        $    962     $     88
                                                          ========     ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended September 30, 2000 and 1999


                                                       2000            1999
                                                    -----------     -----------
Sales                                               $        --     $        --

General and Administrative Expenses                       7,901             315
                                                    -----------     -----------

Net Loss from Operations                            $    (7,901)    $      (315)
                                                    ===========     ===========

Basic loss per share: (Note 1)                      $      (.01)    $      (.01)
                                                    ===========     ===========

Weighted Average Common Shares Outstanding            1,000,000       1,000,000
                                                    ===========     ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Years Ended September 30, 2000 and 1999


                                                                        Total
                                    Common Stock                        Stock-
                                ---------------------   Accumulated    holders'
                                 Shares      Amount       Deficit       Equity
                                ---------   ---------    ---------    ---------
Balance at September 30, 1998   1,000,000       7,553       (7,150)         403

Net loss for the year ended
 September 30, 1999                    --          --         (315)        (315)
                                ---------   ---------    ---------    ---------

Balance at September 30, 1999   1,000,000       7,553       (7,465)          88

Net loss for the year ended
 September 30, 2000                    --          --       (7,901)      (7,901)
                                ---------   ---------    ---------    ---------

Balance at September 30, 2000   1,000,000   $   7,553    $ (15,366)   $  (7,813)
                                =========   =========    =========    =========

     The Accompanying Notes are an Integral Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF CASH FLOWS
                 For The Years Ended September 30, 2000 and 1999


                                                             2000        1999
                                                            -------     -------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Cash received from customers                              $    --     $    --
  Cash paid to suppliers                                     (6,826)       (315)
                                                            -------     -------

      Net cash used by operating activities                  (6,826)       (315)
                                                            -------     -------
Cash flows from financing activities:
  Proceeds from Notes Payable Related Party                   7,700          --
                                                            -------     -------

      Net cash provided by financing activities               7,700          --
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents            874        (315)

Cash and cash equivalents at beginning of year                   88         403
                                                            -------     -------

Cash and cash equivalents at end of year                    $   962     $    88
                                                            =======     =======
Reconciliation of Net Loss to Net Cash Used by Operating Activities:

Net Loss                                                    $(7,901)    $  (315)

Adjustments to reconcile net loss to net cash used by operating activities:

Change in Assets and Liabilities:
  Accounts payable                                          $ 1,075     $    --
                                                            -------     -------

Net cash used by operating activities                       $(6,826)    $    --
                                                            =======     =======

     The Accompanying Notes are an Integral Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies, Nature of Operations and Use of
     Estimates:

     Operations:

     Creative Vistas, Inc., formerly known as Vista Financial Services, Inc., is a Corporation which was duly formed and organized under the laws of the State of Arizona on July 18, 1983. The principal business purpose of the Company was to conduct secondary market mortgage loan brokerage operations and consulting in the southwestern region of the United States. The Company has been essentially dormant since approximately December, 1996 after filing for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code (See Note 2).

     Pervasiveness of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

     Deferred Income Taxes:

     Deferred income taxes are provided on an assets and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that the carryforwards will not be utilized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Basic Loss Per Share:

     Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted earnings per share are not presented as no dilutive potential common stock existed as of September 30, 2000 and 1999.

     Fair Value of Financial Instruments:

     The carrying values of cash and current notes payable approximate their fair values because of short maturity of these instruments.

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.   Reorganization Under Chapter 11:

     The Bankruptcy Court confirmed an order approving the Company's Modified Plan of Reorganization on July 22, 1996. An amended order approving the Company's Modified Plan of Reorganization was confirmed by the Bankruptcy Court on November 17, 1996. For financial reporting purposes, however, the effective confirmation date used was July 22, 1996, as the amendment to the order approving the Company's Modified Plan of Reorganization did not materially modify the order.

     The amended order approving the Modified Plan of Reorganization provided for the following:

     Assets and Post-Petition Liabilities - The Company transferred all assets and post-petition liabilities to two (2) individuals in exchange for $15,000.

     Unsecured Creditors - All unsecured creditors received $15,000 in full satisfaction of all claims, and as such, all pre-petition indebtedness was fully satisfied and discharged.

     Equity Security Holders - All the issued and outstanding common stock, which was previously wholly-owned by Century Pacific Corporation, was cancelled in exchange for two and one-half percent (2.5%) of new common shares issued. Further, additional shares comprising two and one-half percent (2.5%) of new common shares issued was distributed under the
     Century Pacific Plan of Reorganization. The remaining new shares, ninety-five percent (95%) of new common shares issued, were issued to 4909 East McDowell Joint Venture in full satisfaction of rent which accrued after September 30, 1996.

     The Company has accounted for its reorganization using fresh-start accounting. All assets and liabilities have been restated to reflect their reorganization values, which approximates fair values at the reorganization date. Total debt forgiven amounted to approximately $74,000. Total accumulated deficit eliminated upon adoption of fresh-start accounting amounted to approximately $429,000.

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.   Related Party Transactions:

     During the years ended September 30, 2000 and 1999 notes payable - related party consists of the following:

                                                         2000        1999
                                                        -------     -------
     Note payable to a stockholder, non-interest
     bearing, due on demand; unsecured.                 $ 3,850     $    --

     Note payable to a stockholder, non-interest
     bearing, due on demand; unsecured.                   3,850          --
                                                        -------     -------

                                                        $ 7,700     $    --
                                                        =======     =======

     The notes are due on demand and therefore classified as current.

4.   Income Taxes:

     At September 30, 2000 and 1999, deferred tax assets consist of the following:

                                                         2000        1999
                                                        -------     -------
     Net operating loss carryforwards                   $ 3,600     $ 1,800
     Less: valuation allowance                           (3,600)     (1,800)
                                                        -------     -------

                                                        $    --     $    --
                                                        =======     =======

     At September 30, 2000 and 1999, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods.

     At September 30, 2000, the Company had federal and state net operating loss carryforwards in the approximate amount of $15,366 available to offset future taxable income through 2020 and 2005, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed accountants in the last two fiscal years and there are no disagreements with the findings of the Company's accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding the Company's directors and executive officers is provided below.

     RUDY R. MILLER, age 53, is President and a Director of the Company and also serves as Chairman, President and Chief Executive Officer of Miller Capital Corporation, a part of The Miller Group, which is involved in private corporate finance, mergers and acquisitions, and management and investor relations consulting. He currently serves on the Board of Directors of Directrix, Inc., a public company headquartered in New York City, New York, that provides television production and delivery, as well as Internet hosting services, and also serves on the Board of Directors of Global Entertainment Corporation, a public holding company for sports and entertainment venues. Mr. Miller is also Vice Chairman of Finance for THE RITZ-CARLTON(R) MAGAZINE published by SCG, Inc. He is a member of the Institute of Management Consultants headquartered in Washington, D.C. Mr. Miller has extensive public company board experience having served as a board member and committee chairman for a dozen public companies, including such national corporations as America West Airlines, Inc. and Jacor Communications, Inc. He served as an arbitrator for the National Association of Securities Dealers ("NASD") for over twenty years. Mr. Miller received his Bachelors and Masters of Business Administration degrees from Pacific Western University.

     RONALD E. WARNICKE, age 60, is Vice President, Secretary and a Director of the Company, and since 1989 has been a founding partner in the law firm of Warnicke & Littler. He also serves as Vice-Chairman of Miller Capital Corporation and Chairman of Fitness West, Inc. Mr. Warnicke has served as an attorney for debtors, official creditors committees, and major creditors in a variety of successful public company reorganizations, including Texscan and Circle K. In 1989, Mr. Warnicke was appointed by Judge Bilby of the United States Federal Court as the Examiner in the American Continental bankruptcy proceedings involving Charles Keating. Mr. Warnicke co-founded the parent company of Yugo America, where he negotiated multiple agreements for the sale of the Pininfarina, Bertone, and Yugo automobiles in the United States. In 1978, he was called upon by Arizona Governor Bruce Babbitt to lead Governor Babbitt's staff through an ultimately successful re-election campaign. Mr. Warnicke has served as President of the Young Lawyers Section of the Arizona State Bar Association and as one of the four Directors of the American Bar Association's largest Section. Mr. Warnicke was listed in the 1986 edition of Best Lawyers in America and has long held Martindale Hubbell's highest attorney rating. He is a member of the Arizona State Bar. Mr. Warnicke received his Juris Doctor from Harvard Law School.

     MARY A. NANCE, age 58, is Treasurer of the Company, and Executive Vice President and Chief Administrative Officer of Miller Capital Corporation, a part of The Miller Group which is involved in providing diversified financial consulting services nationwide. She has been associated with The Miller Group since 1977 and has served as an officer beginning in 1981. Ms. Nance previously served as Executive Vice President of Administration and Corporate Communications for

States West Airlines, a publicly held, regional airline which operated as a USAir Express carrier and was Vice President of Administration of Miller Technology & Communications Corporation. Mrs. Nance currently serves on the Board of Directors of the Scottsdale Camelback Resort as a Vice President and Treasurer and serves on the Board of Grounding Point Dance Company, a non-profit professional dance company. She attended Arizona State University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership with the SEC within specified time periods. Such officers, directors and shareholders are also required to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2000, except that Tudor Investments Ltd. Profit Sharing Plan, Miller Capital Corporation, Mary A. Nance, Rudy R. Miller and Ronald E. Warnicke each filed Form 3s after the effective date of the Company's registration statement on Form 10-SB.

ITEM 10. EXECUTIVE COMPENSATION

     The Company's officers and directors do not receive compensation for their respective services rendered to the Company, nor has any officer or director received such compensation in the past. The Company has not entered into any employment agreements with any of its officers, directors or employees. The Company's officers and directors will not receive compensation until authorized by the Board of Directors. Such authorization is not expected to occur until the Company has generated revenues from operations after the consummation of a business combination. As of the date of this registration statement, the Company has no funds available to pay its officers and directors. Further, none of the officers and directors is accruing any compensation pursuant to any agreement with the Company. The Company has not adopted any retirement, incentive, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

     Persons associated with management may refer a business opportunity to the Company. In the event the Company consummates a transaction with an entity referred by associates of management, such associates may be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or in the form of cash consideration. The amount of such finder's fee cannot be determined as of the date of this annual report, but is expected to be comparable to consideration normally paid in like transactions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all officers and directors of the Company as of November 30, 2000. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. [UPDATE]

                       Name and Address of     Amount and Nature of   Percent of
Title of Class          Beneficial Owner         Beneficial Owner        Class
--------------          ----------------         ----------------        -----
    Common       Ronald E. Warnicke                  474,778(1)          47.5%

    Common       Rudy R. Miller                      419,760(2)          42.0%

    Common       Tudor Investments Ltd. Profit       474,778             47.5%
                 Sharing Plan

    Common       Miller Capital Corporation          419,760             42.0%

    Common       Mary A. Nance                        25,000              2.5%

    Common       Officers and Directors              919,538             92.0%
                 as a Group

----------
(1) Represents shares held by Tudor Investments Ltd. Profit Sharing Plan, all of which are beneficially owned by Mr. Warnicke.
(2) Represents shares held by Miller Capital Corporation, all of which are beneficially owned by Mr. Miller.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits as indexed below are included as part of this annual report on Form 10-KSB.

(b)  Reports on Form 8-K.

     There were no current reports on Form 8-K during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CREATIVE VISTAS, INC.


Dated: December 28, 2000                /s/ Rudy R. Miller
                                        ----------------------------------------
                                        Rudy R. Miller, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rudy R. Miller his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signatures                            Title                          Date
----------                            -----                          ----

/s/ Rudy R. Miller            President and Director           December 28, 2000
------------------------
Rudy R. Miller


/s/ Ronald E. Warnicke        Vice President, Secretary        December 28, 2000
------------------------      and Director
Ronald E. Warnicke


/s/ Mary A. Nance             Treasurer                        December 28, 2000
------------------------
Mary A. Nance

                                  EXHIBIT INDEX



Exhibit                                                By Reference
Number                  Description                   From Document
------                  -----------                   -------------

2.1           Plan of Reorganization                         *

2.2           Amended Order confirming Debtor's
              modified Plan of Reorganization                *

3.1           Articles of Incorporation                      **

3.2           Amended Bylaws                                 **

24.1          Power of Attorney                              *

27            Financial Data Schedule                        *

----------
*    Filed herewith.

**   Previously filed on Form 10-SB Registration Statement No. 000-30585
     (5/10/00).