Form 10QSB
period 2000-12-31
CREATIVE VISTAS INC
filed 2001-02-14
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Transaction Period From ____________ to ___________


                        Commission file number 000 30585


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of February 13, 2001, there were 1,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              CREATIVE VISTAS, INC.
                         Unaudited Financial Statements
             As of and For the Three Months Ended December 31, 2000

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2000 (Unaudited) and
        September 30,2000 ................................................... 3

        Statements of Operations for the three months ended
        December 31, 2000 and 1999 .......................................... 4

        Statements of Shareholders' Equity .................................  5

        Statements of Cash Flows for the three months ended
        December 31, 2000 and 1999 .......................................... 6

        Notes to Financial Statements ....................................... 7

     Item 2. Plan of Operation .............................................  8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................. 10

     Item 2. Changes in Securities and Use of Proceeds ..................... 10

     Item 3. Defaults Upon Senior Securities ............................... 10

     Item 4. Submission of Matters to a Vote of Security Holders ........... 10

     Item 5. Other Information ............................................. 10

     Item 6. Exhibits and Reports on Form 8-K .............................. 10

SIGNATURES ................................................................. 11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                          December 31, 2000   September 30, 2000
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    711             $    962
                                              --------             --------

       Total Assets                           $    711             $    962
                                              --------             --------

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                             $  4,160             $  1,075
 Notes Payable- Related Entities                 7,700                7,700
                                              --------             --------

       Total Liabilities                      $ 11,860             $  8,775
                                              ========             ========

Shareholders' Equity
 Common stock, no par value; 1,000,000
  shares authorized issued and outstanding    $  7,553             $  7,553
 Accumulated deficit                           (18,702)              15,366)
                                              --------             --------
                                                (8,064)              (7,813)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    711             $    962
                                              ========             ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                      Three Months Ended
                                                          December 31,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------

Revenue                                         $        --         $        --
                                                -----------         -----------
Expenses
  Printing                                               --                  --
  Accounting                                          3,085                 810
  Fees                                                  190                  --
  Miscellaneous                                          61                  70
                                                -----------         -----------

       Total Expenses                                 3,336                 880

Net Loss                                        $    (3,336)        $      (880)
                                                ===========         ===========

Basic Loss per common share                     $        --         $        --
                                                ===========         ===========
Weighted average number of common shares
 outstanding                                      1,000,000           1,000,000
                                                ===========         ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                  Common Stock      Additional                    Total
                                               ------------------    paid-in     Accumulated   Stockholders'
                                               Shares      Amount    capital       Deficit        Equity
                                               ------      ------    -------       -------        ------
Balance at September 30, 2000 (Audited)       1,000,000    $7,553    $    --      $(15,366)      $ (7,813)

Net loss for the three month period ended
December 31, 2001 (Unaudited)                        --    $   --    $   --       $ (3,336)      $ (3,336)
                                             ----------    ------    -------      --------       --------

Balance at December 31, 2001 (Unaudited)      1,000,000    $7,553    $    --      $(18,702)      $(11,149)
                                             ==========    ======    =======      ========       ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Three Months
                                                           Ended December 31,
                                                         ----------------------
                                                            2000          1999
                                                            ----          ----
Cash Flows from Operating Activities:
  Net Loss                                                $(3,336)      $  (880)
                                                          -------       -------
Adjustments to Reconcile Net Loss to Net
 Cash Used by Operating Activities:
 Increase in Accounts Payable                              (3,336)           --
                                                          -------       -------

       Net Cash Used in Operating Activities                 (251)         (880)
                                                          -------       -------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Financing Activities:
 Notes from related entities                                   --         1,400
                                                          -------       -------

       Net cash provided by financing activities               --         1,400
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents         (251)          520

Cash and cash equivalents at beginning of period              962            88
                                                          -------       -------

Cash and cash equivalents at end of period                $   711       $   608
                                                          =======       =======

Supplemental Information

Income taxes paid                                         $    --       $    --
Interest paid                                             $    --       $    --

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

ITEM 2. PLAN OF OPERATION

     The Company is a shell corporation and intends to remain a shell corporation until a business opportunity is identified. As a shell corporation, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise capital in the next twelve months (other than for minimal operating expenses). The costs and expenses associated with the preparing and filing of this Quarterly Report have been paid, and all other necessary capital prior to locating a business opportunity shall be provided by, present management with their personal funds or from related parties as loans to the Company. The Company anticipates that it will repay these loans upon the consummation of a business combination.

     The Company intends to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for the Company's securities. The Company has not identified a particular business opportunity and has not entered into any negotiations regarding any business combination. As of the date of this Quarterly Report, none of the Company's officers, directors or affiliates has engaged in any preliminary contact or discussions with a representative of any other company regarding the possibility of a business combination between the Company and such business opportunity.

     The Company does not expect to acquire any plant or significant equipment, or to perform any product research and development within the next year. The Company has no full time employees. The Company does not expect any significant changes in the number of employees. The current officers of the Company have agreed to allocate a portion of their time to the activities of the Company without compensation. These officers anticipate devoting whatever time may be reasonably required to the business affairs of the Company.

     During the period ended December 31, 2000, general and administrative expenses increased to $3,336 from $880. The increase was primarily due to accounting fees.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         1.1  Plan of Reorganization                                  ***
         1.2  Amended Order Confirming the Plan of Reorganization     ***
         3.1  Articles                                                **
         3.2  By-Laws                                                 **
         15   Letter on unaudited interim financial information       *

----------
*   filed herewith.
** previously filed with the Company's Form 10-SB 12G dated May 10, 2000. *** previously filed with the Company's Form 10-KSB dated December 28, 2000.

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CREATIVE VISTAS, INC.


                                          By: /s/ Rudy R. Miller
                                              ----------------------------------
                                              Rudy R. Miller, President

Dated: February 14, 2001