Form 10QSB/A
period 2000-12-31
CREATIVE VISTAS INC
filed 2001-03-07
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

           4909 EAST MCDOWELL ROAD, SUITE 100, PHOENIX, ARIZONA 85008
                    (Address of principal executive offices)

                                 (602) 225-0504
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

As of February 13, 2001, there were 1,000,000 shares of Common Stock, no par value per share, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I.

Item 1. Financial Statements

                              CREATIVE VISTAS, INC.
                         Unaudited Financial Statements
             As of and For the Three Months Ended December 31, 2000


Balance Sheets as of December 31, 2000 (Unaudited) and
 September 30,2000 .........................................................   3

Statements of Operations for the three months ended
 December 31, 2000 and 1999 ................................................   4

Statements of Shareholders' Equity .........................................   5

Statements of Cash Flows for the three months ended
 December 31, 2000 and 1999 ................................................   6

SIGNATURES .................................................................   7

     Creative Vistas, Inc. (the "Company") hereby files this Amendment to its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000. This Amendment is being filed to correct (i) the address of the principal executive offices of the Company as stated on the cover page to 4909 East McDowell Road, Suite 100, Phoenix, Arizona 85008; and (ii) the dates for the three month period mentioned in the Statement of Stockholders' Equity from December 31, 2001 to December 31, 2000. This Amendment merely corrects the foregoing address and dates, while otherwise restating the Company's Quarterly Report on From 10-QSB for the quarter ended December 31, 2000 in its entirety.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS

                                              Unaudited            Audited
                                          December 31, 2000   September 30, 2000
                                          -----------------   ------------------
Assets

Current Assets
 Cash and Cash Equivalents                    $    711             $    962
                                              --------             --------

       Total Assets                           $    711             $    962
                                              --------             --------

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                             $  4,160             $  1,075
 Notes Payable- Related Entities                 7,700                7,700
                                              --------             --------

       Total Liabilities                      $ 11,860             $  8,775
                                              ========             ========

Shareholders' Equity
 Common stock, no par value; 1,000,000
  shares authorized issued and outstanding    $  7,553             $  7,553
 Accumulated deficit                           (18,702)              15,366)
                                              --------             --------
                                                (8,064)              (7,813)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    711             $    962
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
                                                ===========         ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock      Additional                    Total
                                               ------------------    paid-in     Accumulated   Stockholders'
                                               Shares      Amount    capital       Deficit        Equity
                                               ------      ------    -------       -------        ------
Balance at September 30, 2000 (Audited)       1,000,000    $7,553    $    --      $(15,366)      $ (7,813)

Net loss for the three month period
  ended December 31, 2000 (Unaudited)                --    $   --    $   --       $ (3,336)      $ (3,336)
                                             ----------    ------    -------      --------       --------

Balance at December 31, 2000 (Unaudited)      1,000,000    $7,553    $    --      $(18,702)      $(11,149)
                                             ==========    ======    =======      ========       ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31,
                                   (Unaudited)

                                                           2000          1999
                                                          -------       -------
Cash Flows from Operating Activities:
  Net Loss                                                $(3,336)      $  (880)
                                                          -------       -------
Adjustments to Reconcile Net Loss to Net
 Cash Used by Operating Activities:
 Increase in Accounts Payable                              (3,336)           --
                                                          -------       -------

       Net Cash Used in Operating Activities                 (251)         (880)
                                                          -------       -------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Financing Activities:
 Notes from related entities                                   --         1,400
                                                          -------       -------

       Net cash provided by financing activities               --         1,400
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents         (251)          520

Cash and cash equivalents at beginning of period              962            88
                                                          -------       -------

Cash and cash equivalents at end of period                $   711       $   608
                                                          =======       =======

Supplemental Information

Income taxes paid                                         $    --       $    --
Interest paid                                             $    --       $    --

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

Dated: March 5, 2001