Form 10QSB
period 2001-03-31
CREATIVE VISTAS INC
filed 2001-05-10
CIK 1113524

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: March 31, 2001

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

As of May 11, 2001, there were 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2001 (Unaudited) and
        September 30,2000 ..................................................   3

        Statements of Operations for the three months and six months
        ended March 31, 2001 and 2000 ......................................   4

        Statements of Shareholders' Equity .................................   5

        Statements of Cash Flows for the three months ended
        March 31, 2001 and 2000 ............................................   6

        Notes to Financial Statements ......................................   7

     Item 2. Plan of Operation .............................................   9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................  10

     Item 2. Changes in Securities and Use of Proceeds .....................  10

     Item 3. Defaults Upon Senior Securities ...............................  10

     Item 4. Submission of Matters to a Vote of Security Holders ...........  10

     Item 5. Other Information .............................................  10

     Item 6. Exhibits and Reports on Form 8-K ..............................  10

SIGNATURES .................................................................  11

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                             March 31, 2001   September 30, 2000
                                             --------------   ------------------
                                               (Unaudited)       (See Note 2)
Assets

Current Assets
 Cash and Cash Equivalents                      $    876           $    962
                                                --------           --------

   Total Assets                                 $    876           $    962
                                                --------           --------

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                               $      0           $  1,075
 Notes Payable- Related Entities                  12,700              7,700
                                                --------           --------

   Total Liabilities                            $ 12,700           $  8,775
                                                ========           ========

Shareholders' Equity
 Common stock, no par value; 1,000,000
  shares authorized issued and outstanding      $  7,553           $  7,553
 Accumulated deficit                             (19,377)           (15,366)
                                                --------           --------
                                                 (11,824)            (7,813)
                                                --------           --------

   Total Liabilities and Shareholders' Equity   $    876           $    962
                                                ========           ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                               Three Months Ended             Six Months Ended
                                                    March 31,                     March 31,
                                           --------------------------    --------------------------
                                               2001           2000           2001           2000
                                           -----------    -----------    -----------    -----------
Revenue                                    $        --    $        --    $        --    $        --

Expenses
  Printing                                          --             --             --             --
  Accounting                                       205          5,000          3,290          5,810
  Fees                                             454             --            644             --
  Miscellaneous                                     16             13             77             83
                                           -----------    -----------    -----------    -----------

    Total Expense                                  675          5,013          4,011          5,893
                                           -----------    -----------    -----------    -----------

Net Loss                                   $      (675)   $    (5,013)   $    (4,011)   $    (5,893)
                                           ===========    ===========    ===========    ===========
Basic Loss per common share                         --             --             --             --

Weighted average number of common
  shares outstanding                         1,000,000      1,000,000      1,000,000      1,000,000
                                           ===========    ===========    ===========    ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                     Common Stock         Additional                     Total
                                                ---------------------      paid-in     Accumulated    Shareholders'
                                                  Shares      Amount       capital       Deficit         Equity
                                                ---------   ---------     ---------     ---------      ----------
Balance at September 30, 2000 (Audited)         1,000,000   $   7,553     $      --     $ (15,366)     $  (7,813)

Net loss for the six month period ended
March 31, 2001 (Unaudited)                                         --            --        (4,011)        (4,011)
                                                ---------   ---------     ---------     ---------      ---------

Balance at March 31, 2001 (Unaudited)           1,000,000   $   7,553     $      --     $ (19,377)     $ (11,824)
                                                =========   =========     =========     =========      =========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                           2001         2000
                                                         -------      -------
Cash Flows from Operating Activities:
  Net Loss                                               $  (675)     $(5,013)

Changes in Assets and Liabilities:
  Decrease in accounts payable                            (4,160)          --

Net Cash Used in Operating Activities                     (4,835)      (5,013)
                                                         -------      -------
Cash Flows from Financing Activities:
  Notes from related entities                              5,000        5,300
                                                         -------      -------

       Net cash provided by financing activities           5,000        5,300
                                                         -------      -------
Net increase in cash and cash equivalents                    165          297

Cash and cash equivalents at beginning of period             711          598
                                                         -------      -------

Cash and cash equivalents at end of period               $   876      $   895
                                                         =======      =======
Supplemental Information

Income taxes paid                                        $    --      $    --
Interest paid                                            $    --      $    --

                              CREATIVE VISTAS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- History and organization of the Company

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 -- Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The Balance Sheet at September 30, 2000, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2000 included in the Company's Form 10-KSB for such fiscal period.

     Loss per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding.

     No dividends have been paid since inception.

NOTE 3 -- Going Concern

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

NOTE 4 -- Related Party Transactions

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

     General and administrative expenses decreased from $5,013 during the three month period ended March 31, 2000 to $675 for the comparable period ended March 31, 2001. The decrease was primarily due to a reduction in accounting fees for the period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2.1  Plan of Reorganization                                  **
         2.2  Amended Order Confirming the Plan of Reorganization     **
         3.1  Articles                                                *
         3.2  By-Laws                                                 *

----------

* previously filed with the Company's Form 10-SB 12G dated May 10, 2000. ** previously filed with the Company's Form 10-KSB dated December 28, 2000.

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by the Company during the quarter.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREATIVE VISTAS, INC.


Dated: May 8, 2001                 By: /s/ Rudy R. Miller
                                       ----------------------------------
                                       Rudy R. Miller, President