Form 10QSB
period 2001-06-30
CREATIVE VISTAS INC
filed 2001-08-01
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly Period Ended: June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transaction Period From __________ to __________


                        Commission file number 000-30585


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 01, 2001, there were 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

          Balance Sheets as of June 30, 2001 (Unaudited) and
          September 30,2000 .................................................  3

          Statements of Operations for the three months and nine months ended June 30, 2001 and 2000 (Unaudited) ..........................  4

          Statements of Shareholders' Equity (Unaudited) ....................  5

          Statements of Cash Flows for the nine months ended
          June 30, 2001 and 2000 (Unaudited) ................................  6

          Notes to Financial Statements .....................................  7

     Item 2. Plan of Operation ..............................................  8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..............................................  9

     Item 2. Changes in Securities and Use of Proceeds ......................  9

     Item 3. Defaults Upon Senior Securities ................................  9

     Item 4. Submission of Matters to a Vote of Security Holders ............  9

     Item 5. Other Information ..............................................  9

     Item 6. Exhibits and Reports on Form 8-K ...............................  9

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS

                                              June 30, 2001   September 30, 2000
                                              -------------   ------------------
                                               (Unaudited)       (See Note 2)
Assets

Current Assets
  Cash and Cash Equivalents                      $    199          $    962
                                                 --------          --------

     Total Assets                                $    199          $    962
                                                 --------          --------

Liabilities and Shareholders' Equity

Current Liabilities
  Accounts Payable                               $    193          $  1,075
  Notes Payable- Related Entities                  12,700             7,700
                                                 --------          --------

     Total Liabilities                           $ 12,893          $  8,775
                                                 ========          ========

Shareholders' Equity
  Common stock, no par value; 1,000,000
    shares authorized issued and outstanding     $  7,553          $  7,553
  Accumulated deficit                             (20,247)          (15,366)
                                                 --------          --------
                                                  (12,694)           (7,813)
                                                 --------          --------
     Total Liabilities and
       Shareholders' Equity                      $    199          $    962
                                                 ========          ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                       Three Months Ended             Nine Months Ended
                                             June 30,                      June 30,
                                    --------------------------    --------------------------
                                       2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
Revenue                             $        --    $        --    $        --    $        --

Expenses
  Printing                                   --            308             --            308
  Accounting                                756             --          4,046          5,810
  Fees                                       97             --            741             --
  Miscellaneous                              17             13             94             96
                                    -----------    -----------    -----------    -----------

     Total Expense                          870            321          4,881          6,214
                                    -----------    -----------    -----------    -----------

Net Loss                            $      (870)   $      (321)   $    (4,881)   $    (6,214)
                                    ===========    ===========    ===========    ===========

Basic Loss per common share                  --             --             --             --

Weighted average number of common
shares outstanding                    1,000,000      1,000,000      1,000,000      1,000,000
                                    ===========    ===========    ===========    ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                              Common Stock          Additional                    Total
                                          ----------------------     paid-in     Accumulated   Stockholders'
                                           Shares       Amount       capital       Deficit        Equity
                                          ---------    ---------    ---------     ---------      ---------
Balance at September 30, 2000 (Audited)   1,000,000    $   7,553    $      --     $ (15,366)     $  (7,813)

Net loss for the nine month period
ended June 30, 2001 (Unaudited)                  --    $      --           --     $  (4,881)     $  (4,881)
                                          ---------    ---------    ---------     ---------      ---------

Balance at June 30, 2001 (Unaudited)      1,000,000    $   7,553    $      --     $ (20,247)     $ (12,694)
                                          =========    =========    =========     =========      =========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Nine Months
                                                               Ended June 30,
                                                            -------------------
                                                             2001        2000
                                                            -------     -------
Cash Flows from Operating Activities:
  Net Loss                                                  $(4,881)    $(6,214)

Changes in Assets and Liabilities:
  Decrease in accounts payable                                 (882)         --
                                                            -------     -------
Net Cash Used in Operating Activities                        (5,763)     (6,214)
                                                            -------     -------
Cash Flows from Financing Activities:
  Notes from related entities                                 5,000       6,700
                                                            -------     -------

     Net cash provided by financing activities                5,000       6,700
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents           (763)        486

Cash and cash equivalents at beginning of period                962          88
                                                            -------     -------

Cash and cash equivalents at end of period                  $   199     $   574
                                                            =======     =======
Supplemental Information

Income taxes paid                                           $    --     $    --
Interest paid                                               $    --     $    --

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2000 included in the Company's Form 10-KSB for such fiscal period.

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

     During the three month period ended June 30, 2001, general and administrative expenses increased to $870 from $321 for the comparable period ended June 30, 2000. The increase was primarily due to accounting fees incurred for the period.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company and the Company is unaware of any such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1  Plan of Reorganization *
          2.2  Amended Order Confirming the Plan of Reorganization *
          3.1  Articles of Incorporation**
          3.2  By-Laws **

----------
*    previously filed with the Company's Form 10-KSB dated December 28, 2000.
**   previously filed with the Company's Form 10-SB 12G dated May 10, 2000.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CREATIVE VISTAS, INC.


                                        By: /s/ Rudy R. Miller
                                            ------------------------------------
                                            Rudy R. Miller, President

Dated: August 01, 2001