Form 10KSB
period 2001-09-30
CREATIVE VISTAS INC
filed 2001-12-28
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


     Commission File Number 000-30585


                              CREATIVE VISTAS, INC.
                 (Name of small business issuer in its charter)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date with the past 60 days.

     The market value of shares held by non affiliates is $8,046 based on the bid price of $0.10 per share at December 21,2001.

     On December 28, 2001, the issuer had outstanding 1,000,000 shares of Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

     The Company's business plan at this time is to locate and consummate a merger or acquisition (the "business combination"), with another entity (the "business opportunity"). The Company has not selected any specific business opportunity as an acquisition target or merger partner. The Company does not intend to limit potential business opportunities to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The proposed business activities classify the Company as a "blind pool," "blank check" or "shell" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. See "Blue Sky" below.

     The Company filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on May 10, 2000. The primary attraction of the Company as a merger partner or acquisition vehicle will be its status as an Exchange Act reporting company and the future listing of the Company's securities on the OTC Bulletin Board. Any business combination will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     In July 2001, a Form 15c2-11 was filed with the NASD by a broker/dealer as the initial market maker in the Company's Common Stock. Approval and clearance for an initial Bid price of $0.01 was received from NASD Regulation on October

29, 2001, and the Common Stock of the Company was quoted for trading on the OTC Bulletin Board under the symbol "CVSA" as of October 30, 2001. There has been no trading in the security since quotation on the OTC Bulletin Board began.

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

MARKET MAKERS

     The Company's Common Stock currently has four market markers. NASD's approval for quotation of the Company's Common Stock on the OTC Bulletin Board was received on October 29, 2001. Since listing of the Company's Common Stock on the OTC Bulletin Board no shares have been traded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was approved by NASD for quotation on the OTC Bulletin Board on October 29, 2001. There has been no trading in the Company's security since the Bid price of $0.01 was quoted effective October 30, 2001. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

MARKET INFORMATION

     The Company's Common Stock is quoted at the present time on the OTC Bulletin Board under the symbol "CVSA". At December 21, 2001, the Bid price was $0.10 per share and there was no Ask price. The security is subject to Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. See "Risk Factors - "Penny" Stock Regulation."

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

     As of December 28, 2001 there were approximately 410 beneficial holders of the Company's Common Stock. All of the issued and outstanding shares of the Company's Common Stock were issued pursuant to order of the United States Bankruptcy Court in connection with the bankruptcy proceedings described herein under "Description of Business." Pursuant to Section 1145 of the United States Bankruptcy Code, recipients of securities offered under a bankruptcy plan are generally not subject to restrictions on resale of such securities. Since the current holders acquired the Company's Common Stock pursuant to the Company's and Century Pacific's respective confirmed plans of reorganization under Chapter 11 of the United States Bankruptcy Code, such Common Stock may generally be resold without restriction under the Act in accordance with Section 1145.

DIVIDENDS

     The Company has not declared any dividends to date and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is in a development stage and has very limited assets, capital and operating expenses, and no recurring revenue or income. The costs and expenses associated with the preparing and filing of this annual report have been paid and all other necessary capital shall be provided by present management with their personal funds as loans to the Company. The Company anticipates that those loans will be repaid by the Company upon the consummation of the business combination or management may consider converting their loans to equity in the Company. The Company could incur significant legal and accounting costs in connection with the consummation of a business combination.

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

     ALTHOUGH THE COMPANY'S COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD THERE IS NO ACTIVE TRADING IN THE SECURITY. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of the Company's stock may be highly volatile.

     THE COMPANY'S SECURITIES ARE SUBJECT TO THE "PENNY" STOCK REGULATION OF RULE 15G-9 OF THE EXCHANGE ACT. Rule 15g-9 of the Exchange Act is commonly referred to as the "penny stock" rule and imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. A penny stock is any equity security with a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 of the Exchange Act provides that any equity security is considered a penny stock unless that security is: registered and traded on a national securities exchange and meets specified criteria set forth by the SEC; authorized for quotation in the National Association of Securities' Dealers' Automated Quotation System; issued by a registered investment Company; issued with a price of five dollars or more; or issued by an issuer with net tangible assets in excess of $2,000,000. This rule may affect the ability of broker-dealers to sell the Company's securities.

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

     Independent Accountants' Report                                        F-1

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

     RUDY R. MILLER, age 54, is President and a Director of the Company and also serves as Chairman, President and Chief Executive Officer of Miller Capital Corporation, a part of The Miller Group, which is involved in private corporate finance, mergers and acquisitions, and management and investor relations consulting. He currently serves on the Board of Directors of Global Entertainment Corporation, a public holding company for sports and entertainment venues. He is a member of the Institute of Management Consultants headquartered in Washington, D.C. Mr. Miller has extensive public company board experience having served as a board member and committee chairman for a dozen public companies, including such national corporations as America West Airlines, Inc. and Jacor Communications, Inc. He served as an arbitrator for the National Association of Securities Dealers ("NASD") for over twenty years. Mr. Miller received his Bachelors and Masters of Business Administration degrees from Pacific Western University.

     RONALD E. WARNICKE, age 61, is Vice President, Secretary and a Director of the Company, and since 1989 has been a founding partner in the law firm of Warnicke & Littler. He also serves as Chairman of Fitness West, Inc. Mr. Warnicke has served as an attorney for debtors, official creditors committees, and major creditors in a variety of successful public company reorganizations, including Texscan and Circle K. In 1989, Mr. Warnicke was appointed by Judge Bilby of the United States Federal Court as the Examiner in the American Continental bankruptcy proceedings involving Charles Keating. Mr. Warnicke co-founded the parent company of Yugo America, where he negotiated multiple agreements for the sale of the Pininfarina, Bertone, and Yugo automobiles in the United States. In 1978, he was called upon by Arizona Governor Bruce Babbitt to lead Governor Babbitt's staff through an ultimately successful re-election campaign and is a former Vice Chairman of Miller Capital Corporation. Mr. Warnicke has served as President of the Young Lawyers Section of the Arizona State Bar Association and as one of the four Directors of the American Bar Association's largest Section. Mr. Warnicke was listed in the 1986 edition of Best Lawyers in America and has long held Martindale Hubbell's highest attorney rating. He is a member of the Arizona State Bar. Mr. Warnicke received his Juris Doctor from Harvard Law School.

     MARY A. NANCE, age 59, is Treasurer of the Company, and Executive Vice President and Chief Administrative Officer of Miller Capital Corporation, a part of The Miller Group, entities that provide diversified financial consulting services nationwide. She has been associated with The Miller Group since 1977 and has served as an officer beginning in 1981. Ms. Nance previously served as Executive Vice President of Administration and Corporate Communications for States West Airlines, a publicly held, regional airline which operated as a USAir Express carrier and was Vice President of Administration of Miller Technology & Communications Corporation. Mrs. Nance currently serves on the Board of Directors of the Scottsdale Camelback Resort as a Vice President and Treasurer and serves on the Board of Grounding Point Dance Company, a non-profit professional dance company. She attended Arizona State University.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2001, except that Tudor Investments Ltd. Profit Sharing Plan, Miller Capital Corporation, Mary A. Nance, Rudy R. Miller and Ronald E. Warnicke each filed Form 3s after the effective date of the Company's registration statement on Form 10-SB.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all officers and directors of the Company as of December 28, 2001. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                  Amount and Nature        Percent of
Title of Class      Name and Address of Beneficial Owner         of Beneficial Owner          Class
--------------      ------------------------------------         -------------------          -----
    Common          Ronald E. Warnicke                                474,778(1)              47.5%

    Common          Rudy R. Miller                                    419,760(2)              42.0%

    Common          Tudor Investments Ltd. Profit Sharing Plan        474,778                 47.5%

    Common          Miller Capital Corporation                        419,760                 42.0%

    Common          Mary A. Nance                                      25,000                  2.5%

    Common          Officers and Directors as a Group                 919,538                 92.0%

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

     (b)  Reports on Form 8-K.

     There were no current reports on Form 8-K during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CREATIVE VISTAS, INC.

                                        /s/ Rudy R. Miller
                                        ----------------------------------------
                                        Rudy R. Miller, President

Dated: December 28, 2001

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

Signatures                         Title                             Date
----------                         -----                             ----


/s/ Rudy R. Miller         President and Director              December 28, 2001
------------------
Rudy R. Miller


/s/ Ronald E. Warnicke     Vice President, Secretary           December 28, 2001
----------------------     and Director
Ronald E. Warnicke


/s/ Mary A. Nance          Treasurer                           December 28, 2001
-----------------
Mary A. Nance

                         INDEPENDENT ACCOUNTANTS' REPORT

To The Stockholders and Board of Directors of
Creative Vistas, Inc.

We have audited the accompanying balance sheets of Creative Vistas, Inc. as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of September 30, 2001 and 2000, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Phoenix, Arizona
October 18, 2001

                              CREATIVE VISTAS, INC.
                                 BALANCE SHEETS
                           September 30, 2001 and 2000

                                     ASSETS

                                                            2001         2000
                                                          --------     --------
Current Assets:
  Cash and cash equivalents (Note 1)                      $  1,091     $    962
                                                          --------     --------

       Total Assets                                       $  1,091     $    962
                                                          ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                        $     --     $  1,075
  Notes Payable - related parties (Note 3)                  14,900        7,700
                                                          --------     --------

       Total Current Liabilities                            14,900        8,775
                                                          --------     --------

Stockholders' Equity (Deficit):
  Common stock - no par value; 1,000,000 shares
    authorized, issued and outstanding                       7,553        7,553
  Accumulated deficit                                      (21,362)     (15,366)
                                                          --------     --------

       Total Stockholders' Equity (Deficit)                (13,809)      (7,813)
                                                          --------     --------

       Total Liabilities and Stockholders' Equity         $  1,091     $    962
                                                          ========     ========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended September 30, 2001 and 2000

                                                        2001            2000
                                                    -----------     -----------
Sales                                               $        --     $        --

General and Administrative Expenses                       5,996           7,901
                                                    -----------     -----------

Net Loss from Operations                            $    (5,996)    $    (7,901)
                                                    ===========     ===========

Basic loss per share (Note 1)                       $     (0.01)    $     (0.01)
                                                    ===========     ===========

Weighted Average Common Shares Outstanding            1,000,000       1,000,000
                                                    ===========     ===========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Years Ended September 30, 2001 and 2000


                                           COMMON STOCK                             TOTAL
                                       -----------------------    ACCUMULATED    STOCKHOLDERS'
                                        SHARES         AMOUNT       DEFICIT         EQUITY
                                       ---------     ---------     ---------      ---------
Balance at September 30, 1999          1,000,000     $   7,553     $  (7,465)     $      88

Net loss for the year ended
  September 30, 2000                          --            --        (7,901)        (7,901)
                                       ---------     ---------     ---------      ---------

Balance at September 30, 2000          1,000,000         7,553       (15,366)        (7,813)

Net loss for the year ended
  September 30, 2001                          --            --        (5,996)        (5,996)
                                       ---------     ---------     ---------      ---------

Balance at September 30, 2001          1,000,000     $   7,553     $ (21,362)     $ (13,809)
                                       =========     =========     =========      =========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF CASH FLOWS
                For The Years Ended September 30, 2001 and 2000


                                                            2001          2000
                                                           -------      -------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Net Loss                                                 $(5,996)     $(7,901)
  Decrease in accounts payable                              (1,075)       1,075
                                                           -------      -------

       Net cash used by operating activities                (7,071)      (6,826)
                                                           -------      -------
Cash flows from financing activities:
  Proceeds from notes payable - related parties              7,200        7,700
                                                           -------      -------

       Net cash provided by financing activities             7,200        7,700
                                                           -------      -------

Net increase in cash and cash equivalents                      129          874

Cash and cash equivalents at beginning of year                 962           88
                                                           -------      -------

Cash and cash equivalents at end of year                   $ 1,091      $   962
                                                           =======      =======

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1

              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
                        OPERATIONS AND USE OF ESTIMATES
--------------------------------------------------------------------------------

OPERATIONS

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

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

DEFERRED INCOME TAXES

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

BASIC LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted earnings per share are not presented as no dilutive potential common stock existed as of September 30, 2001 and 2000.

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND
                          USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

PENDING ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company has yet to determine what effect, if any, the adoption of these financial standards will have on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discounted operations. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The standard is effective for fiscal years beginning after December 15, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts and notes payable are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

--------------------------------------------------------------------------------
                                     NOTE 2
                         REORGANIZATION UNDER CHAPTER 11
--------------------------------------------------------------------------------

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

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 2
                   REORGANIZATION UNDER CHAPTER 11 (CONTINUED)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                     NOTE 3
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the years ended September 30, 2001 and 2000, notes payable - related parties consists of the following:

                                                               2001        2000
                                                              -------    -------
Note payable to a stockholder,  non-interest bearing,
  due on demand; unsecured                                    $ 7,550    $ 3,850

Note payable to a stockholder, non-interest bearing,
  due on demand; unsecured                                      7,350      3,850
                                                              -------    -------

                                                              $14,900    $ 7,700
                                                              =======    =======

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES
--------------------------------------------------------------------------------

At September 30, 2001 and 2000, deferred tax assets consist of the following:

                                                          2001            2000
                                                        -------         -------

Net operating loss carryforwards                        $ 5,000         $ 3,600
Less: valuation allowance                                (5,000)         (3,600)
                                                        -------         -------

                                                        $    --         $    --
                                                        =======         =======

At September 30, 2001 and 2000, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods.

At September 30, 2001, the Company had federal and state net operating loss carryforwards in the approximate amount of $21,400 available to offset future taxable income through 2021 and 2006, respectively.

                                  EXHIBIT INDEX


                                                                         BY REFERENCE
EXHIBIT NUMBER    DESCRIPTION                                            FROM DOCUMENT   NO. IN DOCUMENT
--------------    -----------                                            -------------   ---------------
     2.1          Plan of Reorganization                                       **              2.1

     2.2          Amended Order confirming Debtor's modified Plan of
                  Reorganization                                               **              2.2

     3.1          Articles of Incorporation                                   ***              3.1

     3.2          Amended Bylaws                                              ***              3.2

     4.1          Registrant's Form of Common Stock Certificate                **              4.1

     24.1         Power of Attorney                                            *

     27           Financial Data Schedule                                      *

----------
*    Filed herewith.
**   Previously   filed  on  Form  10-KSB   Commission  File  Number   000-30585
     (12/28/00).
***  Previously  filed  on  Form  10-SB  Registration  Statement  No.  000-30585
     (5/10/00).