Form 10QSB
period 2001-12-31
CREATIVE VISTAS INC
filed 2002-02-04
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: December 31, 2001

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


          4909 EAST MCDOWELL ROAD, SUITE 100, PHOENIX, ARIZONA 85008-4293
                    (Address of principal executive offices)


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

As of February 4, 2002, there were 1,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              CREATIVE VISTAS, INC.
                         Unaudited Financial Statements
             As of and For the Three Months Ended December 31, 2000

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2001 (Unaudited) and
        September 30,2001 ................................................... 3

        Statements of Operations for the three months ended
        December 31, 2001 and 2000 .......................................... 4

        Statements of Shareholders' Equity for the three months ended
        December 31, 2001 (unaudited)........................................ 5

        Statements of Cash Flows for the three months ended
        December 31, 2001 and 2000 (unaudited)............................... 6

        Notes to Financial Statements (unaudited)............................ 7

     Item 2. Plan of Operation .............................................. 8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................  9

     Item 2. Changes in Securities and Use of Proceeds .....................  9

     Item 3. Defaults Upon Senior Securities ...............................  9

     Item 4. Submission of Matters to a Vote of Security Holders ...........  9

     Item 5. Other Information .............................................  9

     Item 6. Exhibits and Reports on Form 8-K ..............................  9

SIGNATURES ................................................................. 10

PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                          December 31, 2001   September 30, 2001
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    903             $  1,091
                                              --------             --------

       Total Assets                           $    903             $  1,091
                                              --------             --------

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                             $  3,403             $     --
 Notes Payable- Related Entities                37,400               14,900
                                              --------             --------

       Total Liabilities                      $ 40,803             $ 14,900
                                              ========             ========

Shareholders' Equity
 Common stock, no par value; 1,000,000
 shares authorized, issued and outstanding    $  7,553             $  7,553
 Accumulated deficit                           (47,453)             (21,362)
                                              --------             --------
                                               (39,900)             (13,809)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    903             $  1,091
                                              ========             ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                      Three Months Ended
                                                          December 31,
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------

Revenue                                         $        --         $        --
                                                -----------         -----------
Expenses
  Printing                                              173                  --
  Legal                                              22,500                  --
  Accounting                                          3,229               3,085
  Fees                                                  119                 190
  Miscellaneous                                          70                  61
                                                -----------         -----------

       Total Expenses                                26,091               3,336

Net Loss                                        $   (26,091)        $    (3,336)
                                                ===========         ===========

Basic Loss per common share                     $     (0.03)        $        --
                                                ===========         ===========
Weighted average number of common shares
 outstanding                                      1,000,000           1,000,000
                                                ===========         ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock      Additional                    Total
                                               ------------------    paid-in     Accumulated   Stockholders'
                                               Shares      Amount    capital       Deficit        Equity
                                               ------      ------    -------       -------        ------
Balance at September 30, 2001 (Audited)       1,000,000    $7,553    $    --      $(21,362)      $(13,809)

Net loss for the three month period ended
December 31, 2001 (Unaudited)                        --    $   --    $   --       $(26,091)      $(26,091)
                                             ----------    ------    -------      --------       --------

Balance at December 31, 2001 (Unaudited)      1,000,000    $7,553    $    --      $(44,453)      $(39,900)
                                             ==========    ======    =======      ========       ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months
                                                           Ended December 31,
                                                         ----------------------
                                                            2001          2000
                                                            ----          ----
Cash Flows from Operating Activities:
  Net Loss                                                $(26,091)     $(3,336)
                                                          --------      -------
Adjustments to Reconcile Net Loss to Net
 Cash Used by Operating Activities:
 Increase in Accounts Payable                                3,403       (3,336)
                                                          --------      -------

       Net Cash Used in Operating Activities               (22,688)        (251)
                                                          --------      -------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Financing Activities:
 Notes from related entities                                22,500           --
                                                          --------      -------

       Net cash provided by financing activities            22,500           --
                                                          --------      -------
Net increase (decrease) in cash and cash equivalents          (188)        (251)

Cash and cash equivalents at beginning of period             1,091          962
                                                          --------      -------

Cash and cash equivalents at end of period                $    903      $   711
                                                          ========      =======

Supplemental Information

Income taxes paid                                         $    --       $    --
Interest paid                                             $    --       $    --

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

     During the period ended December 31, 2001, general and administrative expenses increased to $24,133 from $5,996. The increase was primarily due to legal fees.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         1.1  Plan of Reorganization                                  ***
         1.2  Amended Order Confirming the Plan of Reorganization     ***
         3.1  Articles                                                **
         3.2  By-Laws                                                 **

----------
** previously filed with the Company's Form 10-SB 12G dated May 10, 2000. *** previously filed with the Company's Form 10-KSB dated December 28, 2000.

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

Dated: February 4, 2002