Form 10QSB
period 2002-03-31
CREATIVE VISTAS INC
filed 2002-05-13
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: March 31, 2002

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

As of May 6, 2002, there were 1,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2002 (Unaudited) and
        September 30,2001 .................................................... 3

        Statements of Operations for the three months and six months ended
        March 31, 2002 and 2001 (Unaudited)................................... 4

        Statements of Shareholders' Equity for the six months ended
        March 31, 2002 (Unaudited)............................................ 5

        Statements of Cash Flows for the six months ended
        March 31, 2002 and 2001 (Unaudited)................................... 6

        Notes to Financial Statements ........................................ 7

     Item 2. Plan of Operation ............................................... 8

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS

                                           March 31, 2002     September 30, 2001
                                           --------------     ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    795          $     1,091
                                              --------             --------

     Total Assets                             $    795             $  1,091
                                              ========             ========
Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                             $    698             $     --
 Accrued Expenses                                3,000                   --
 Notes Payable- Related Entities                51,100               14,900
                                              --------             --------

     Total Liabilities                        $ 54,798             $ 14,900
                                              --------             --------
Shareholders' Equity
 Preferred stock, no pr value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                 $  7,553             $  7,553
 Accumulated deficit                           (61,556)             (21,362)
                                              --------             --------


                                               (54,003)             (13,809)
                                              --------             --------
     Total Liabilities and Shareholders'
      Equity                                  $    795             $  1,091
                                              ========             ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended March 31, 2002 and 2001


                                             Three Months Ended                Six Months Ended
                                                 March 31,                         March 31,
                                                (UNAUDITED)                      (UNAUDITED)
                                      ----------------------------      ----------------------------

                                          2002             2001             2002             2001
                                      -----------      -----------      -----------      -----------
Revenue                               $        --      $        --      $        --      $        --

Expenses
  Printing                                    340               --              513               --
  Postage                                     152               --              152
  Legal                                     8,062               --           30,563
  Accounting                                2,298              205            5,526            3,290
  Fees                                        189              454              308              644
  Administrative                            3,000               --            3,000               --
  Miscellaneous                                62               16              132               77
                                      -----------      -----------      -----------      -----------

       Total Expense                       14,103              675           40,194            4,011
                                      -----------      -----------      -----------      -----------

Net Loss                              $   (14,103)     $      (675)     $   (40,194)     $    (4,011)
                                      ===========      ===========      ===========      ===========

Basic Loss per common share           $     (0.01)     $     (0.00)     $     (0.04)     $     (0.00)

Weighted average number of common
shares outstanding                      1,000,000        1,000,000        1,000,000        1,000,000
                                      ===========      ===========      ===========      ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Six Month Period Ended March 31, 2002
                                   (Unaudited)


                                                                  Additional                    Total
                                                Common Stock       paid-in     Accumulated   Stockholders'
                                             Shares       Amount   capital       Deficit        Equity
                                             ------      ------    -------       -------        ------
Balance at September 30, 2001 (Audited)    1,000,000    $ 7,553      $ --      $ (21,362)      $ (13,809)

Net loss for the six month period ended
March 31, 2002 (Unaudited)                        --    $    --        --      $ (40,194)      $ (40,194)
                                           ---------    -------      ----      ---------       ---------

Balance at March 31, 2002 (Unaudited)      1,000,000    $ 7,553      $ --      $ (61,556)      $ (54,003)
                                           =========    =======      ====      =========       =========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                             Ended March 31,
                                                               (Unaudited)
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
Cash Flows from Operating Activities:
  Net Loss                                              $(40,194)      $ (4,011)

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable                    698         (1,075)

Increase in Accrued Expenses                               3,000             --
                                                        --------       --------
Net Cash Used in Operating Activities                    (36,496)        (5,086)

Cash Flows from Financing Activities:
  Notes from related entities                             36,200          5,000
                                                        --------       --------

       Net cash provided by financing activities          36,200          5,000
                                                        --------       --------

Net decrease in cash and cash equivalents                   (296)           (86)

Cash and cash equivalents at beginning of period           1,091            962
                                                        --------       --------

Cash and cash equivalents at end of period              $    795       $    876
                                                        ========       ========
Supplemental Information
  Income taxes paid                                     $     --       $     --
  Interest paid                                         $     --       $     --

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2001 included in the Company's Form 10-KSB for such fiscal period.

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

     During the quarter ended March 31, 2002 the Board of Directors approved the issuance of 9,000,000 shares of no par value common stock, valued at $0.006, to two related parties, Miller Capital Corporation (Miller) and Tudor Investments, LTD Profit Sharing Plan (Tudor), in exchange for administrative services and the repayment of $51,100 of outstanding debt owed by the Company to Miller and Tudor. The Company anticipates completing this exchange as soon as practicable following the effectiveness of the written consent action to approve the amendments. As of March 31, 2002, this exchange has not been completed.

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

     During the three month period ended March 31, 2002, general and administrative expenses increased to $11,103 from $675 for the comparable period ended March 31, 2001. The increase was primarily due to accounting and legal fees incurred for the period now that the Company is a full reporting company with the Securities and Exchange Commission.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2002.

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

Dated: May 13, 2002