Form 10QSB
period 2002-06-30
CREATIVE VISTAS INC
filed 2002-08-13
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 2002, there were 10,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of June 30, 2002 (Unaudited) and
        September 30,2001 .................................................... 3

        Statements of Operations for the three months and nine months ended
        June 30, 2002 and 2001 (Unaudited).................................... 4

        Statements of Shareholders' Equity for the nine months ended
        June 30, 2002 (Unaudited)............................................. 5

        Statements of Cash Flows for the nine months ended
        June 30, 2002 and 2001 (Unaudited).................................... 6

        Notes to Financial Statements ........................................ 7

     Item 2. Plan of Operation ............................................... 8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................... 9

     Item 2. Changes in Securities and Use of Proceeds ....................... 9

     Item 3. Defaults Upon Senior Securities ................................. 9

     Item 4. Submission of Matters to a Vote of Security Holders ............. 9

     Item 5. Other Information ............................................... 9

     Item 6. Exhibits and Reports on Form 8-K ................................ 9

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                           June 30, 2002      September 30, 2001
                                          -----------------   ------------------
                                             (Unaudited)         (See Note 2)
Assets

Current Assets
 Cash and Cash Equivalents                    $    972             $  1,091
                                              --------             --------

       Total Assets                           $    972             $  1,091
                                              ========             ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                             $    893             $     --
 Notes Payable- Related Entities                 1,250               14,900
                                              --------             --------

       Total Liabilities                      $  2,143             $ 14,900
                                              --------             --------

Shareholders' Equity (deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 and
  1,000,000 issued and outstanding,
  respectively                               $  61,653             $  7,553
 Accumulated deficit                           (62,824)             (21,362)
                                              --------             --------
                                                (1,171)             (13,809)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    972             $  1,091
                                              ========             ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended June 30, 2002 and 2001


                                             Three Months Ended                   Nine Months Ended
                                                  June 30,                             June 30,
                                                (Unaudited)                          (Unaudited)
                                      -------------------------------      -------------------------------
                                          2002                2001             2002                2001
                                      -----------         -----------      -----------         -----------
Revenue                               $        --         $        --      $        --         $        --

Expenses
  Printing                                     --                  --              513                  --
  Postage                                      --                  --              152                  --
  Legal                                        --                  --           30,563                  --
  Accounting                                  988                 756            6,514               4,046
  Fees                                        215                  97              523                 741
  Administrative                               --                  --            3,000                  --
  Miscellaneous                                66                  17              198                  94
                                      -----------         -----------      -----------         -----------

       Total Expense                        1,269                 870           41,463               4,881

Interest Income                                 1                  --                1                  --
                                      -----------         -----------      -----------         -----------
Net Loss                              $    (1,268)        $      (870)     $   (41,462)        $    (4,881)
                                      ===========         ===========      ===========         ===========

Basic Loss per common share           $        --         $        --      $      (.04)        $        --
                                      ===========         ===========      ===========         ===========
Weighted average number of common
shares outstanding                      1,395,604           1,000,000        1,131,868           1,000,000
                                      ===========         ===========      ===========         ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Month Period Ended June 30, 2002
                                   (Unaudited)

                                                                                         Total
                                             Common Stock             Accumulated     Stockholders'
                                         Shares          Amount         Deficit          Deficit
                                      ----------      ----------      ----------       ----------
Balance at September 30, 2001
(Audited)                              1,000,000      $    7,553      $  (21,362)      $  (13,809)

Net loss for the nine month
period ended June 30, 2002
(Unaudited)                                   --              --      $  (41,462)      $  (41,462)

Common stock issued for debt and
administrative costs (Unaudited)       9,000,000          54,100              --           54,100
                                      ----------      ----------      ----------       ----------

Balance at June 30, 2002 (Unaudited)  10,000,000      $   61,653      $  (62,824)      $   (1,171)
                                      ==========      ==========      ==========       ==========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months
                                                            Ended June 30,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------
Cash Flows from Operating Activities:
  Net Loss                                             $(41,462)       $ (4,881)

Adjustments to reconcile net loss to
 net cash used in operating activities:
  Stock issued for services                               3,000              --

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable                   893            (882)
                                                       --------        --------

       Net Cash Used in Operating Activities            (37,569)         (5,763)
                                                       --------        --------
Cash Flows from Financing Activities:
  Notes from related entities                            37,450           5,000
                                                       --------        --------

       Net cash provided by financing activities         37,450           5,000
                                                       --------        --------

Net decrease in cash and cash equivalents                  (119)           (763)

Cash and cash equivalents at beginning of period          1,091             962
                                                       --------        --------

Cash and cash equivalents at end of period             $    972        $    199
                                                       ========        ========
Supplemental Information

Non-cash financing activities:
  Stock issued for services                            $  3,000        $     --
                                                       ========        ========
  Stock issued for payment of notes from
   related parties                                     $ 51,100        $     --

                                                       ========        ========
Supplemental information:
Income taxes paid                                      $     --        $     --
                                                       ========        ========

Interest paid                                          $     --        $     --
                                                       ========        ========

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2001 included in the Company's Form 10-KSB for such fiscal period.

     Loss per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding.

     No dividends have been paid since inception.

NOTE 3 - Going Concern

     The Company's financial statements are prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company had no operating activities last quarter and has no current source of revenue.

     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company currently has limited expenses other than legal, accounting and commissions. It is management's plan to seek additional capital through further equity financings and necessary bank loans.

NOTE 4 - Related Party Transactions

     The Company neither owns nor leases any real or personal property. Office services are provided by an affiliate of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

     During the quarter ended March 31, 2002 the Board of Directors approved the issuance of 9,000,000 shares of no par value common stock, valued at $0.006, to two related parties, Miller Capital Corporation (Miller) and Tudor Investments, LTD Profit Sharing Plan (Tudor), in exchange for administrative services and the repayment of $51,100 of outstanding debt owed by the Company to Miller and Tudor. This exchange was completed during the quarter ended June 30, 2002.

NOTE 5 - Equity

     During the quarter ended June 30, 2002, the Company's Board of Directors approved the increase of the authorized number of shares of Common Stock. The authorized number of shares of Common Stock was increased to 100,000,000 from 1,000,000.

     During the quarter ended June 30, 2002, the Board of Directors also authorized 50,000,000 shares of Preferred Stock, no par value.

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

     During the three month period ended June 30, 2002, general and administrative expenses increased to $1,269 from $870 for the comparable period ended June 30, 2001. The increase was primarily due to accounting fees and costs associated to the Company's filing periodic reports with the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         2.1  Plan of Reorganization *
         2.2  Amended Order Confirming the Plan of Reorganization *
         3.1  Articles of Incorporation**
         3.2  By-Laws **

----------
*    previously filed with the Company's Form 10-KSB dated December 28, 2000.
**   previously filed with the Company's Form 10-SB 12G dated May 10, 2000.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CREATIVE VISTAS, INC.


                                   By: /s/ Rudy R. Miller
                                      ----------------------------------
                                      Rudy R. Miller, President
Dated: August 8, 2002