Form 10KSB
period 2002-09-30
CREATIVE VISTAS INC
filed 2002-12-30
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended September 30, 2002

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

     The market value of shares held by non affiliates is $33,882 based on the bid price of $0.10 per share at December 20, 2002.

     On December 30, 2002, the issuer had outstanding 10,000,000 shares of Common Stock, no par value.

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

MARKET MAKERS

     The Company's Common Stock currently has three market markers. NASD's approval for quotation of the Company's Common Stock on the OTC Bulletin Board was received on October 29, 2001. Since listing of the Company's Common Stock on the OTC Bulletin Board no shares have been traded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 2002.

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

MARKET INFORMATION

     The Company's Common Stock is quoted at the present time on the OTC Bulletin Board under the symbol "CVSA". At December 20, 2002, the Bid price was $0.10 per share and there was no Ask price. The security is subject to Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. See "Risk Factors - "Penny" Stock Regulation."

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

     As of December 30, 2002 there were approximately 269 beneficial holders of the Company's Common Stock. The Company has 10,000,000 issued and outstanding shares of Common Stock of which 1,000,000 was issued pursuant to order of the United States Bankruptcy Court in connection with the bankruptcy proceedings described herein under "Description of Business." Pursuant to Section 1145 of the United States Bankruptcy Code, recipients of securities offered under a bankruptcy plan are generally not subject to restrictions on resale of such securities. Since the current holders acquired the Company's Common Stock pursuant to the Company's and Century Pacific's respective confirmed plans of reorganization under Chapter 11 of the United States Bankruptcy Code, such Common Stock may generally be resold without restriction under the Act in accordance with Section 1145.

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

     RUDY R. MILLER, age 55, is President and a Director of the Company and also serves as Chairman, President and Chief Executive Officer of Miller Capital Corporation, a part of The Miller Group, which is involved in private corporate finance, mergers and acquisitions, and management and investor relations consulting. He currently serves on the Board of Directors of Global Entertainment Corporation, a public holding company for sports and entertainment venues. He is a member of the Institute of Management Consultants headquartered in Washington, D.C. Mr. Miller has extensive public company board experience having served as a board member and committee chairman for a dozen public companies, including such national corporations as America West Airlines, Inc. and Jacor Communications, Inc. He served as an arbitrator for the National Association of Securities Dealers ("NASD") for over twenty years. Mr. Miller received his Bachelors and Masters of Business Administration degrees from Pacific Western University.

     RONALD E. WARNICKE, age 62, is Vice President, Secretary and a Director of the Company, and since 1989 has been a founding partner in the law firm of Warnicke & Littler. He also serves as Chairman of Fitness West, Inc. Mr. Warnicke has served as an attorney for debtors, official creditors committees, and major creditors in a variety of successful public company reorganizations, including Texscan and Circle K. In 1989, Mr. Warnicke was appointed by Judge Bilby of the United States Federal Court as the Examiner in the American Continental bankruptcy proceedings involving Charles Keating. Mr. Warnicke co-founded the parent company of Yugo America, where he negotiated multiple agreements for the sale of the Pininfarina, Bertone, and Yugo automobiles in the United States. In 1978, he was called upon by Arizona Governor Bruce Babbitt to lead Governor Babbitt's staff through an ultimately successful re-election campaign and is a former Vice Chairman of Miller Capital Corporation. Mr. Warnicke has served as President of the Young Lawyers Section of the Arizona State Bar Association and as one of the four Directors of the American Bar Association's largest Section. Mr. Warnicke was listed in the 1986 edition of Best Lawyers in America and has long held Martindale Hubbell's highest attorney rating. He is a member of the Arizona State Bar. Mr. Warnicke received his Juris Doctor from Harvard Law School.

     MARY A. NANCE, age 60, is Treasurer of the Company, and Executive Vice President and Chief Administrative Officer of Miller Capital Corporation, a part of The Miller Group, entities that provide diversified financial consulting services nationwide. She has been associated with The Miller Group since 1977 and has served as an officer beginning in 1981. Ms. Nance previously served as Executive Vice President of Administration and Corporate Communications for StatesWest Airlines, a publicly held, regional airline which operated as a USAir Express carrier and was Vice President of Administration of Miller Technology & Communications Corporation. Mrs. Nance currently serves on the Board of Directors of the Scottsdale Camelback Resort as a Vice President and Treasurer and serves on the Board of Grounding Point Dance Company, a non-profit professional dance company. She attended Arizona State University.

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

     Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2002, except that Tudor Investments Ltd. Profit Sharing Plan, Miller Capital Corporation, Mary A. Nance, Rudy R. Miller and Ronald E. Warnicke each filed Form 3s after the effective date of the Company's registration statement on Form 10-SB.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as the securities of the Company beneficially owned by all officers and directors of the Company as of December 30, 2002. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

                                                                  Amount and Nature      Percent of
Title of Class     Name and Address of Beneficial Owner           of Beneficial Owner      Class
--------------     ------------------------------------           -------------------      -----
 Common          Ronald E. Warnicke                                  4,474,778(1)          44.7%

 Common          Rudy R. Miller                                      5,161,398(2)          51.6%

 Common          Tudor Investments Ltd. Profit Sharing Plan          4,474,778             44.7%

 Common          Miller Capital Corporation                          5,161,398             51.6%

 Common          Mary A. Nance                                          25,000              .25%

 Common          Officers and Directors as a Group                   9,661,176             96.6%

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

                                  CREATIVE VISTAS, INC.

                                  /s/ Rudy R. Miller
                                  -----------------------------
                                  Rudy R. Miller, President

Dated: December 30, 2002

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

     Signatures                        Title                          Date
     ----------                        -----                          ----

/s/ Rudy R. Miller             President and Director          December 30, 2002
-------------------------
Rudy R. Miller


/s/ Ronald E. Warnicke         Vice President, Secretary       December 30, 2002
-------------------------      and Director
Ronald E. Warnicke


/s/ Mary A. Nance              Treasurer                       December 30, 2002
-------------------------
Mary A. Nance

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Stockholders and Board of Directors of
Creative Vistas, Inc.

We have audited the accompanying balance sheets of Creative Vistas, Inc. as of September 30, 2002 and 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of September 30, 2002 and 2001, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Phoenix, Arizona
December 18, 2002

                              CREATIVE VISTAS, INC.
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                                                 2002           2001
                                                               --------       --------
                               ASSETS

Current Assets:
  Cash and cash equivalents (Note 1)                           $  3,486       $  1,091
                                                               --------       --------

      Total Assets                                             $  3,486       $  1,091
                                                               ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Account payable                                              $  1,039       $     --
  Notes payable - related parties (Note 3)                        6,850         14,900
                                                               --------       --------

      Total Current Liabilities                                   7,889         14,900
                                                               --------       --------

Stockholders' Equity (Deficit):
  Preferred stock - no par value; 50,000,000 shares
   authorized, none issued or outstanding                            --             --
  Common stock - no par value; 100,000,000 shares
   authorized, 10,000,000 and 1,000,000 issued and
   outstanding in 2002 and 2001, respectively                    61,653          7,553
  Accumulated deficit                                           (66,056)       (21,362)
                                                               --------       --------

      Total Stockholders' Equity (Deficit)                       (4,403)       (13,809)
                                                               --------       --------

      Total Liabilities and Stockholders' Equity               $  3,486       $  1,091
                                                               ========       ========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended September 30, 2002 and 2001

                                                      2002              2001
                                                  -----------       -----------

Sales                                             $        --       $        --

General and Administrative Expenses                    44,695             5,996
                                                  -----------       -----------

Loss  from  Operations                                (44,695)           (5,996)

Interest Income                                             1                --
                                                  -----------       -----------

Net Loss                                          $   (44,694)      $    (5,996)
                                                  ===========       ===========

Basic loss per common share (Note 1)              $     (0.01)      $     (0.01)
                                                  ===========       ===========

Weighted Average Common Shares Outstanding          3,367,123         1,000,000
                                                  ===========       ===========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For The Years Ended September 30, 2002 and 2001

                                                                                       Total
                                          Common Stock             Accumulated      Stockholders'
                                      Shares         Amount          Deficit          Equity
                                   ----------      ----------      ----------       ----------
Balance at September 30, 2000       1,000,000      $    7,553      $  (15,366)      $   (7,813)

Net loss for the year ended
 September 30, 2001                        --              --          (5,996)          (5,996)
                                   ----------      ----------      ----------       ----------

Balance at September 30, 2001       1,000,000           7,553         (21,362)         (13,809)

Common stock issued for debt
and administrative costs            9,000,000          54,100              --           54,100

Net loss for the year ended
 September 30, 2002                        --              --         (44,694)         (44,694)
                                   ----------      ----------      ----------       ----------

Balance at September 30, 2002      10,000,000      $   61,653      $  (66,056)      $   (4,403)
                                   ==========      ==========      ==========       ==========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF CASH FLOWS
                 For The Years Ended September 30, 2002 and 2001

                                                                2002           2001
                                                              --------       --------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Net Loss                                                    $(44,694)      $ (5,996)
  Adjustments to reconcile net loss to net cash used
   in used in operating activities:
    Stock issued for services                                    3,000             --
    Increase (decrease) in accounts payable                      1,039         (1,075)
                                                              --------       --------

      Net cash used by operating activities                    (40,655)        (7,071)
                                                              --------       --------
Cash flows from financing activities:
  Proceeds from notes payable - related parties                 43,050          7,200
                                                              --------       --------

      Net cash provided by financing activities                 43,050          7,200
                                                              --------       --------

Net increase in cash and cash equivalents                        2,395            129

Cash and cash equivalents at beginning of year                   1,091            962
                                                              --------       --------

Cash and cash equivalents at end of year                      $  3,486       $  1,091
                                                              ========       ========
Non-cash financing activities:
  Stock issued for services                                   $  3,000       $     --
                                                              ========       ========

  Stock issued for payment of notes from related parties      $ 51,100       $     --
                                                              ========       ========
Supplemental information:
  Income taxes paid                                           $     --       $     --
                                                              ========       ========

  Interest paid                                               $     --       $     --
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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

BASIC LOSS PER SHARE

Basic loss per share  includes  no dilution  and is computed by dividing  income
(loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted earnings per share are not presented as no dilutive potential common stock existed as of September 30, 2002 and 2001.

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
             NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

PENDING ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, which supercedes SFAS No. 121, Account For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and amends Accounting Principles Board Opinion No. 30, Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business And Extraordinary, Unusual And Infrequently Occurring Events And Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has adopted the standard which had no material effect on the financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission Of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections As Of April 2002", that, among other things, rescinded SFAS No. 4, "Reporting Gains And Losses From Extinguishment Of Debt." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishments of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A
Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company will adopt the standard at such time and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

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

--------------------------------------------------------------------------------
                                     NOTE 3
                           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of September 30, 2002 and 2001 notes payable - related parties consist of the following:

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                     RELATED PARTY TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

                                                            2002         2001
                                                          --------     --------
     Note payable to a stockholder,  non-interest
     bearing, due on demand; unsecured                     $ 3,425      $ 7,550

     Note payable to a stockholder, non-interest
     bearing, due on demand; unsecured                       3,425        7,350
                                                           -------      -------

                                                           $ 6,850      $14,900
                                                           =======      =======

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES
--------------------------------------------------------------------------------

At September 30, 2002 and 2001, deferred tax assets consist of the following:

                                                         2002            2001
                                                       --------        --------

     Net operating loss carryforwards                  $ 15,000        $  5,000
     Less: valuation allowance                          (15,000)         (5,000)
                                                       --------        --------

                                                       $     --        $     --
                                                       ========        ========

At September 30, 2002 and 2001, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods.

At September 30, 2002, the Company had federal and state net operating loss carryforwards in the approximate amount of $66,000 available to offset future taxable income expiring through 2022 and 2007, respectively.

                                  EXHIBIT INDEX

                                                                   BY REFERENCE
EXHIBIT NUMBER                DESCRIPTION                          FROM DOCUMENT      NO. IN DOCUMENT
--------------                -----------                          -------------      ---------------
    2.1             Plan of Reorganization                               **                 2.1

                    Amended Order confirming Debtor's modified
    2.2             Plan of Reorganization                               **                 2.2

    3.1             Articles of Incorporation                           ***                 3.1

    3.2             Amended Bylaws                                      ***                 3.2

    4.1             Registrant's Form of Common Stock Certificate        **                 4.1

   24.1             Power of Attorney                                     *

   27               Financial Data Schedule                               *

   99.1             Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002                            *
   99.2             Certification Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002
                    Disclosure Controls and Procedures                    *

----------
*    Filed herewith.
**   Previously filed on Form 10-KSB Commission File Number 000-30585
     (12/28/00).
***  Previously filed on Form 10-SB Registration Statement No. 000-30585
     (5/10/00).