Form 10KSB/A
period 2002-09-30
CREATIVE VISTAS INC
filed 2002-12-30
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

    The signature page to the Form 10-KSB is being amended to incorporate Item 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CREATIVE VISTAS, INC.

                                       /s/ Rudy R. Miller
                                       ------------------------------
                                       Rudy R. Miller, President

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

     Signatures                        Title                         Date
     ----------                        -----                         ----

/s/ Rudy R. Miller             President and Director          December 30, 2002
--------------------------
Rudy R. Miller


/s/ Ronald E. Warnicke         Vice President, Secretary       December 30, 2002
--------------------------     and Director
Ronald E. Warnicke


/s/ Mary A. Nance              Treasurer                       December 30, 2002
--------------------------
Mary A. Nance

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

     I, Rudy R. Miller, the President and a Director of Creative Vistas, Inc. (the "Company"), certify that:

     (1)  I have reviewed this annual report on Form 10-KSB of the Company;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rudy R. Miller
--------------------------
Rudy R. Miller
Creative Vistas, Inc.
President and Director              December 30, 2002


/s/ Mary A. Nance
--------------------------
Mary A. Nance
Creative Vistas, Inc.
Treasurer                           December 30, 2002