Form 10QSB
period 2002-12-31
CREATIVE VISTAS INC
filed 2003-02-07
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From ____________ to ___________


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

As of February 5, 2003, there were 10,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              CREATIVE VISTAS, INC.
                         Unaudited Financial Statements
             As of and For the Three Months Ended December 31, 2002

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2002 (Unaudited) and
        September 30,2002 ...................................................  3

        Statements of Operations for the three months ended
        December 31, 2002 and 2001 ..........................................  4

        Statements of Shareholders' Equity for the three months ended
        December 31, 2002 (unaudited)........................................  5

        Statements of Cash Flows for the three months ended
        December 31, 2002 and 2001 (unaudited)...............................  6

        Notes to Financial Statements (unaudited)............................  7

     Item 2. Plan of Operation ..............................................  8

     Item 4. Controls and Procedures ........................................  9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ..............................................  9

     Item 2. Changes in Securities and Use of Proceeds ......................  9

     Item 3. Defaults Upon Senior Securities ................................  9

     Item 4. Submission of Matters to a Vote of Security Holders ............  9

     Item 5. Other Information ..............................................  9

     Item 6. Exhibits and Reports on Form 8-K ...............................  9

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                          December 31, 2002   September 30, 2002
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    798             $  3,486
                                              --------             --------

       Total Assets                           $    798             $  3,486
                                              --------             --------

Liabilities and Shareholders' Equity

Current Liabilities
 Accounts Payable                             $  1,320             $  1,039
 Notes Payable- Related Entities                 6,850                6,850
                                              --------             --------

       Total Liabilities                      $  8,170             $  7,889
                                              ========             ========

Shareholders' Equity (Deficit):
 Preferred stock - no par value; 50,000,000
  Shares authorized, none issued or
  Outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000
  issued and outstanding                      $ 61,653             $ 61,653
 Accumulated deficit                           (69,025)             (66,056)
                                              --------             --------
       Total Shareholders' Equity               (7,372)              (4,403)
                                              --------             --------
       Total Liabilities and Shareholders'
        Equity                                $    798             $  3,486
                                              ========             ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                      Three Months Ended
                                                          December 31,
                                                -------------------------------
                                                    2002                2001
                                                -----------         -----------

Revenue                                         $        --         $        --
                                                -----------         -----------
Expenses
  Postage                                               158                  --
  Printing                                               --                 173
  Legal                                                  --              22,500
  Accounting                                          1,200               3,229
  Fees                                                1,585                 119
  Miscellaneous                                          26                  70
                                                -----------         -----------

       Total Expenses                                 2,969              26,091

Net Loss                                        $    (2,969)        $   (26,091)
                                                ===========         ===========

Basic Loss per common share                     $     (0.00)        $     (0.03)
                                                ===========         ===========
Weighted average number of common shares
 outstanding                                     10,000,000           1,000,000
                                                ===========         ===========

                              CREATIVE VISTAS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Common Stock      Additional                    Total
                                               ------------------    paid-in     Accumulated   Stockholders'
                                               Shares      Amount    capital       Deficit        Equity
                                               ------      ------    -------       -------        ------
Balance at September 30, 2002 (Audited)      10,000,000   $61,653    $    --      $(66,056)      $ (4,403)

Net loss for the three month period ended
December 31, 2002 (Unaudited)                        --    $   --    $   --       $ (2,969)      $ (2,969)
                                             ----------    ------    -------      --------       --------

Balance at December 31, 2002 (Unaudited)     10,000,000   $61,653    $    --      $(69,025)      $ (7,372)
                                             ==========    ======    =======      ========       ========

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months
                                                           Ended December 31,
                                                         ----------------------
                                                            2002          2001
                                                            ----          ----
Cash Flows from Operating Activities:
  Net Loss                                                $(2,969)     $(26,091)
                                                          -------       -------
Adjustments to Reconcile Net Loss to Net
 Cash Used by Operating Activities:
   Increase in Accounts Payable                               281         3,403
                                                          -------       -------

       Net Cash Used in Operating Activities               (2,688)      (22,688)
                                                          -------       -------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Financing Activities:
 Notes from related entities                                   --        22,500
                                                          -------       -------

       Net cash provided by financing activities               --        22,500
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents       (2,688)         (188)

Cash and cash equivalents at beginning of period            3,486         1,091
                                                          -------       -------

Cash and cash equivalents at end of period                $   798       $   903
                                                          =======       =======

Supplemental Information

Income taxes paid                                         $    --       $    --
Interest paid                                             $    --       $    --

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

     During the three month period ended December 31, 2002, general and administrative expenses decreased to $2,969 from $26,091 for the comparable period ended December 31, 2001. The decrease was primarily due to the elimination of legal fees during the current period.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the
Company's management, including its' President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the President and Treasurer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: February 7, 2002

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

     I, Rudy R. Miller, the President of Creative Vistas, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) This Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rudy R. Miller
----------------------------
President
Creative Vistas, Inc.
February 7, 2003

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

     I, Mary A. Nance, the Treasurer of Creative Vistas, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) This Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mary A. Nance
------------------------------
Treasurer
Creative Vistas, Inc.
February 7, 2003

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE)

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Creative Vistas, Inc., an Arizona corporation (the
"Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "10QSB Report") that:

     (1)  the 10-QSB Report fully complies with the  requirements  of section 13
          (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 7, 2002


/s/ Rudy R. Miller
--------------------------
President


Dated: February 7, 2002


/s/ Mary A. Nance
--------------------------
Treasurer