Form 10QSB
period 2003-03-31
CREATIVE VISTAS INC
filed 2003-05-12
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: March 31, 2003

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


           4609 EAST MCDOWELL ROAD, SUITE 100, PHOENIX, ARIZONA 85008-4293
                    (Address of principal executive offices)


                                 (602) 225-0504
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2003, there were 10,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2003 (Unaudited) and
        September 30,2002 .................................................... 3

        Statements of Operations for the three months and six months ended
        March 31, 2003 and 2002 (Unaudited)................................... 4

        Statements of Shareholders' Equity for the six months ended
        March 31, 2003 (Unaudited)............................................ 5

        Statements of Cash Flows for the six months ended
        March 31, 2003 and 2002 (Unaudited)................................... 6

        Notes to Financial Statements ........................................ 7

     Item 2. Plan of Operation ............................................... 8

     Item 3. Controls and Procedures ......................................... 9

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                           March 31, 2003     September 30, 2002
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    845             $  3,486
                                              --------             --------

       Total Assets                           $    845             $  3,486
                                              ========             ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                             $    248             $  1,039
 Notes Payable- Related Entities                11,850                6,850
                                              --------             --------

       Total Liabilities                        12,098                7,889
                                              --------             --------

Shareholders' Equity (Deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 issued
  and outstanding                               61,653               61,653
 Accumulated deficit                           (72,906)             (66,056)
                                              --------             --------


       Total Shareholders' Equity (Deficit)    (11,253)              (4,403)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    845             $  3,486
                                              ========             ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS


                                             Three Months Ended                      Six Months Ended
                                                  March 31,                             March 31,
                                                 (UNAUDITED)                           (UNAUDITED)
                                       -------------------------------       -------------------------------
                                           2003               2002               2003               2002
                                       ------------       ------------       ------------       ------------
Revenue                                $         --       $         --       $         --       $         --

Expenses
  Office supplies                               469                 --                469                 --
  Printing                                       --                340                 --                513
  Postage                                        16                152                174                152
  Legal                                         165              8,062                165             30,563
  Accounting                                  2,915              2,298              4,115              5,526
  Fees                                          257                189              1,842                308
  Administrative                                 --              3,000                 --              3,000
  Miscellaneous                                  58                 62                 85                132
                                       ------------       ------------       ------------       ------------

          Total Expense                       3,880             14,103              6,850             40,194
                                       ------------       ------------       ------------       ------------

Net Loss                               $     (3,880)      $    (14,103)      $     (6,850)      $    (40,194)
                                       ============       ============       ============       ============

Basic Loss per common share            $      (0.00)      $      (0.01)      $      (0.00)      $      (0.04)
                                       ============       ============       ============       ============
Weighted average number of common
shares outstanding                       10,000,000          1,000,000         10,000,000          1,000,000
                                       ============       ============       ============       ============

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Six Month Period Ended March 31, 2003
                                   (Unaudited)


                                                                   Additional                      Total
                                              Common Stock          paid-in     Accumulated    Stockholders'
                                          Shares         Amount     capital       Deficit     Equity(Deficit)
                                          ------         ------     -------       -------     ---------------
Balance at September 30, 2002
(Audited)                               10,000,000      $61,653      $  --       $(66,056)       $ (4,403)

Net loss for the six month period
ended March 31, 2003 (Unaudited)                --      $    --         --       $ (6,850)       $ (6,850)
                                        ----------      -------      -----       --------        --------

Balance at March 31, 2003 (Unaudited)   10,000,000      $61,653      $  --       $(72,906)       $(11,253)
                                        ==========      =======      =====       ========        ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Six Months
                                                            Ended March 31,
                                                              (UNAUDITED)
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
Cash Flows from Operating Activities:
  Net Loss                                              $ (6,850)      $(40,194)

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable                   (791)           698

  Increase in Accrued Expenses                                --          3,000
                                                        --------       --------
       Net Cash Used in Operating Activities              (7,641)       (36,496)
                                                        --------       --------
Cash Flows from Financing Activities:
  Notes from related entities                              5,000         36,200
                                                        --------       --------

       Net cash provided by financing activities           5,000         36,200
                                                        --------       --------

Net decrease in cash and cash equivalents                 (2,641)          (296)


Cash and cash equivalents at beginning of period           3,486          1,091
                                                        --------       --------

Cash and cash equivalents at end of period              $    845       $    795
                                                        ========       ========

Supplemental Information

Income taxes paid                                       $     --       $     --
Interest paid                                           $     --       $     --


     See the accompanying notes to unaudited condensed financial statements.

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2002 included in the Company's Form 10-KSB for such fiscal period.

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

     During the three month period ended March 31, 2003, general and administrative expenses decreased to $3,880 from $14,103 for the comparable period ended March 31, 2002. The decrease was primarily due to a reduction in legal fees for the period.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         2.1  Plan of Reorganization                                      ***
         2.2  Amended Order Confirming the Plan of Reorganization         ***
         3.1  Articles of Incorporation                                    **
         3.2  By-Laws                                                      **
         99   Certification

----------
** previously filed with the Company's Form 10-SB 12G dated May 10, 2000. *** previously filed with the Company's Form 10-KSB dated December 28, 2000.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2003.

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

Dated: May 12, 2003

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

     I, Rudy R. Miller, the President of Creative Vistas, Inc. (the "Company"), certify that:

(1)  I have reviewed this quarterly report on Form 10QSB of the Company;

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

/s/ Rudy R. Miller
-------------------------------
President
Creative Vistas, Inc.
May 12, 2003

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                     PURSUANT TO 15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

     I, Mary A. Nance, the Treasurer of Creative Vistas, Inc. (the "Company"), certify that:

(1)  I have reviewed this quarterly report on Form 10QSB of the Company;

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

/s/ Mary A. Nance
----------------------------
Treasurer
Creative Vistas, Inc.
May 12, 2003