Form 10QSB
period 2003-06-30
CREATIVE VISTAS INC
filed 2003-07-23
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended: June 30, 2003

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

As of July 23, 2003, there were 10,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of June 30, 2003 (Unaudited) and
        September 30,2002 .................................................... 3

        Statements of Operations for the three months and nine months ended
        June 30, 2003 and 2002 (Unaudited).................................... 4

        Statements of Shareholders' Equity for the nine months ended
        June 30, 2003 (Unaudited)............................................. 5
..
        Statements of Cash Flows for the nine months ended
        June 30, 2003 and 2002 (Unaudited).................................... 6

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                           June 30, 2003     September 30, 2002
                                           -------------     ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $  1,981             $  3,486
                                              --------             --------

       Total Assets                           $  1,981             $  3,486
                                              ========             ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                             $    998             $  1,039
 Notes Payable- Related Entities                13,850                6,850
                                              --------             --------

       Total Liabilities                        14,848                7,889
                                              --------             --------
Shareholders' Equity (Deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 issued
  and outstanding                               61,653               61,653
 Accumulated deficit                           (74,520)             (66,056)
                                              --------             --------


       Total Shareholders' Equity (Deficit)    (12,867)              (4,403)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $  1,981             $  3,486
                                              ========             ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS

                                      Three Months Ended                    Nine Months Ended
                                           June 30,                             June 30,
                                         (UNAUDITED)                           (UNAUDITED)
                                -------------------------------       -------------------------------
                                    2003               2002               2003               2002
                                ------------       ------------       ------------       ------------
Revenue                         $         --       $         --       $         --       $         --

Expenses
  Office supplies                         --                 --                469                 --
  Printing                                --                 --                 --                513
  Postage                                 --                 --                174                152
  Legal                                   --                 --                165             30,563
  Accounting                           1,514                988              5,629              6,514
  Fees                                    70                215              1,912                523
  Administrative                          --                 --                 --              3,000
  Miscellaneous                           31                 66                116                198
                                ------------       ------------       ------------       ------------

      Total Expense                    1,615              1,269              8,465             41,463

Interest Income                            1                  1                  1                  1
                                ------------       ------------       ------------       ------------
                                ------------       ------------       ------------       ------------

Net Loss                        $     (1,614)      $     (1,268)      $     (8,464)      $    (41,462)
                                ============       ============       ============       ============

Basic and Diluted Loss per
common share                    $      (0.00)      $      (0.00)      $      (0.00)      $      (0.04)
                                ============       ============       ============       ============

Weighted average number of
common shares outstanding         10,000,000          1,395,604         10,000,000          1,131,868
                                ============       ============       ============       ============

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Month Period Ended June 30, 2003
                                   (Unaudited)

                                                                                    Total
                                        Common Stock             Accumulated     Stockholders'
                                   Shares          Amount          Deficit      Equity (Deficit)
                                   ------          ------          -------      ----------------
Balance at September 30, 2002
(Audited)                        10,000,000      $   61,653      $  (66,056)      $   (4,403)

Net loss for the nine month
period ended June 30, 2003
(Unaudited)                              --              --          (8,464)          (8,464)
                                 ----------      ----------      ----------       ----------

Balance at June 30, 2003
(Unaudited)                      10,000,000      $   61,653      $  (74,520)      $  (12,867)
                                 ==========      ==========      ==========       ==========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Nine Months
                                                           Ended June 30,
                                                            (UNAUDITED)
                                                      -------------------------
                                                        2003             2002
                                                      --------         --------
Cash Flows from Operating Activities:
  Net Loss                                            $ (8,464)        $(41,462)

Adjustments to reconcile net loss to net
 cash used In operating activities:
  Stock issued for services                                 --            3,000

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable                  (41)             893
                                                      --------         --------
     Net Cash Used in Operating Activities              (8,505)         (37,569)
                                                      --------         --------
Cash Flows from Financing Activities:
  Notes from related entities                            7,000           37,450
                                                      --------         --------

     Net cash provided by financing activities           7,000           37,450
                                                      --------         --------

Net decrease in cash and cash equivalents               (1,505)            (119)


Cash and cash equivalents at beginning of period         3,486            1,091
                                                      --------         --------

Cash and cash equivalents at end of period            $  1,981         $    972
                                                      ========         ========

Supplemental Information

Income taxes paid                                     $     --         $     --
Interest paid                                         $     --         $     --

Non-cash financing activities:
  Stock issued for services                           $     --         $  3,000
                                                      ========         ========
  Stock issued for payment of notes from
   related parties                                    $     --         $ 51,100
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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2002 included in the Company's Form 10-KSB for such fiscal period.

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

     Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company currently has limited expenses other than legal and accounting. It is management's plan to seek additional capital through further equity financings and necessary bank loans.

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

ITEM 2. PLAN OF OPERATION

     The Company is a shell corporation and intends to remain a shell corporation until a business opportunity is identified. As a shell corporation, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise capital in the next twelve months (other than for minimal operating expenses). The costs and expenses associated with the preparing and filing of this Quarterly Report have been paid, and all other necessary capital prior to locating a business opportunity shall be provided by present management. These funds will be either from their personal funds or from related parties as loans to the Company. The Company anticipates that it will repay these loans upon the consummation of a business combination.

     The Company intends to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities. The Company has not identified a particular business opportunity and has not entered into any negotiations regarding any business combination. As of the date of this Quarterly Report, none of the Company's officers, directors or affiliates has engaged in any preliminary contact or discussions with a representative of any other company regarding the possibility of a business combination between the Company and such business opportunity.

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

     During  the  three  month  period   ended  June  30,   2003,   general  and
administrative expenses increased to $1,615 from $1,269 for the comparable period ended June 30, 2002. The increase was primarily due to an increase in accounting fees for the period.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2003.

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

Dated: July 23, 2003

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

/s/ Rudy R. Miller
---------------------------
President
Creative Vistas, Inc.
July 23, 2003

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

/s/ Mary A. Nance
---------------------------
Treasurer
Creative Vistas, Inc.
July 23, 2003