Form 10KSB
period 2003-09-30
CREATIVE VISTAS INC
filed 2003-12-22
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 2003

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

     The market value of shares held by non affiliates is $33,882 based on the bid price of $0.10 per share at December 22, 2003.

     On December 22, 2003, the issuer had outstanding 10,000,000 shares of Common Stock, no par value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended September 30, 2003.

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

MARKET INFORMATION

    The Company's Common Stock is quoted at the present time on the OTC Bulletin Board under the symbol "CVSA". At December 22, 2003, the Bid price was $0.10 per share and there was no Ask price. The security is subject to Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the penny stock rule. See "Risk Factors - "Penny" Stock Regulation."

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

    As of December 22, 2003 there were approximately 269 beneficial holders of the Company's Common Stock. The Company has 10,000,000 issued and outstanding shares of Common Stock of which 1,000,000 was issued pursuant to order of the United States Bankruptcy Court in connection with the bankruptcy proceedings described herein under "Description of Business." Pursuant to Section 1145 of the United States Bankruptcy Code, recipients of securities offered under a bankruptcy plan are generally not subject to restrictions on resale of such securities. Since the current holders acquired the Company's Common Stock pursuant to the Company's and Century Pacific's respective confirmed plans of reorganization under Chapter 11 of the United States Bankruptcy Code, such Common Stock may generally be resold without restriction under the Act in accordance with Section 1145.

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

    RUDY R. MILLER, age 56, is President and a Director of the Company and also serves as Chairman, President and Chief Executive Officer of Miller Capital Corporation, a part of The Miller Group, which is involved in private corporate finance, mergers and acquisitions, and management and investor relations consulting. He currently serves on the Board of Directors of Global Entertainment Corporation, a public holding company for sports and entertainment venues. He is a member of the Institute of Management Consultants headquartered in Washington, D.C. Mr. Miller has extensive public company board experience having served as a board member and committee chairman for a dozen public companies, including such national corporations as America West Airlines, Inc. and Jacor Communications, Inc. He served as an arbitrator for the National Association of Securities Dealers ("NASD") for over twenty years. Mr. Miller received his Bachelors and Masters of Business Administration degrees from Pacific Western University.

    RONALD E. WARNICKE, age 63, is Vice President, Secretary and a Director of the Company, and since 1989 has been a founding partner in the law firm of Warnicke & Littler. He also serves as Chairman of Fitness West, Inc. Mr. Warnicke has served as an attorney for debtors, official creditors committees, and major creditors in a variety of successful public company reorganizations, including Texscan and Circle K. In 1989, Mr. Warnicke was appointed by Judge Bilby of the United States Federal Court as the Examiner in the American Continental bankruptcy proceedings involving Charles Keating. Mr. Warnicke co-founded the parent company of Yugo America, where he negotiated multiple agreements for the sale of the Pininfarina, Bertone, and Yugo automobiles in the United States. In 1978, he was called upon by Arizona Governor Bruce Babbitt to lead Governor Babbitt's staff through an ultimately successful re-election campaign and is a former Vice Chairman of Miller Capital Corporation. Mr. Warnicke has served as President of the Young Lawyers Section of the Arizona State Bar Association and as one of the four Directors of the American Bar Association's largest Section. Mr. Warnicke was listed in the 1986 edition of Best Lawyers in America and has long held Martindale Hubbell's highest attorney rating. He is a member of the Arizona State Bar. Mr. Warnicke received his Juris Doctor from Harvard Law School.

    MARY A. NANCE, age 61, is Treasurer of the Company, and Executive Vice President and Chief Administrative Officer of Miller Capital Corporation, a part of The Miller Group, entities that provide diversified financial consulting services nationwide. She has been associated with The Miller Group since 1977 and has served as an officer beginning in 1981. Ms. Nance previously served as Executive Vice President of Administration and Corporate Communications for StatesWest Airlines, a publicly held, regional airline which operated as a USAir Express carrier and was Vice President of Administration of Miller Technology & Communications Corporation. Mrs. Nance currently serves on the Board of Directors of the Scottsdale Camelback Resort as a Vice President and Treasurer and serves on the Board of Grounding Point Dance Company, a non-profit professional dance company. She attended Arizona State University.

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

    Based solely on its review of such forms received by it, or written representations from certain reporting persons, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended September 30, 2003, except that Tudor Investments Ltd. Profit Sharing Plan, Miller Capital Corporation, Mary A. Nance, Rudy R. Miller and Ronald E. Warnicke each filed Form 3s after the effective date of the Company's registration statement on Form 10-SB.

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

Title of                                                    Amount and Nature        Percent of
 Class        Name and Address of Beneficial Owner         of Beneficial Owner         Class
 -----        ------------------------------------         -------------------         -----
Common     Ronald E. Warnicke                                 4,474,778(1)             44.7%

Common     Rudy R. Miller                                     5,162,613(2)             51.6%

Common     Tudor Investments Ltd. Profit Sharing Plan         4,474,778                44.7%

Common     Miller Capital Corporation                         5,162,613                51.6%

Common     Mary A. Nance                                         25,000                 .25%

Common     Officers and Directors as a Group                  9,662,391                96.6%

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

    (b) Reports on Form 8-K.

    There were no current reports on Form 8-K during the fiscal quarter ended September 30, 2003.

                                   SIGNATURES

    In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREATIVE VISTAS, INC.

                                          /s/ Rudy R. Miller
                                          -------------------------
                                          Rudy R. Miller, President

Dated: December 22, 2003

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

   Signatures                          Title                         Date
   ----------                          -----                         ----

/s/ Rudy R. Miller             President and Director          December 22, 2003
-------------------------
Rudy R. Miller


/s/ Ronald E. Warnicke         Vice President, Secretary       December 22, 2003
-------------------------      and Director
Ronald E. Warnicke


/s/ Mary A. Nance              Treasurer                       December 22, 2003
-------------------------
Mary A. Nance

                         INDEPENDENT ACCOUNTANTS' REPORT


To The Stockholders and Board of Directors of
Creative Vistas, Inc.

We have audited the accompanying balance sheets of Creative Vistas, Inc. as of September 30, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of September 30, 2003 and 2002, and the results of its operations, changes in stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ SEMPLE & COOPER, LLP

Phoenix, Arizona
November 21, 2003

                              CREATIVE VISTAS, INC.
                                 BALANCE SHEETS
                           September 30, 2003 and 2002

                                                                         2003             2002
                                                                       --------         --------
                                     ASSETS

Current Assets:
  Cash and cash equivalents (Note 1)                                   $  1,642         $  3,486
                                                                       --------         --------

      Total Assets                                                     $  1,642         $  3,486
                                                                       ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Account payable                                                      $  3,500         $  1,039
  Notes payable - related parties (Note 3)                               15,850            6,850
                                                                       --------         --------

      Total Current Liabilities                                          19,350            7,889
                                                                       --------         --------

Stockholders' Equity (Deficit):
  Preferred stock - no par value; 50,000,000 shares                          --               --
   authorized, none issued or outstanding
  Common stock - no par value; 100,000,000 shares
   authorized, 10,000,000 issued and outstanding                         61,653           61,653
  Accumulated deficit                                                   (79,361)         (66,056)
                                                                       --------         --------

      Total Stockholders' Equity (Deficit)                              (17,708)          (4,403)
                                                                       --------         --------

      Total Liabilities and Stockholders' Equity                       $  1,642         $  3,486
                                                                       ========         ========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF OPERATIONS
                 For The Years Ended September 30, 2003 and 2002


                                                   2003                2002
                                               ------------        ------------
Sales                                          $         --        $         --

General and Administrative Expenses                  13,306              44,695
                                               ------------        ------------

Loss from Operations                                (13,306)            (44,695)


Interest Income                                           1                   1
                                               ------------        ------------

Net Loss                                       $    (13,305)       $    (44,694)
                                               ============        ============

Basic loss per common share (Note 1)           $      (0.01)       $      (0.01)
                                               ============        ============

Weighted Average Common Shares Outstanding       10,000,000           3,367,123
                                               ============        ============

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For The Years Ended September 30, 2003 and 2002

                                                                                             Total
                                           Common Stock               Accumulated        Stockholders'
                                     Shares           Amount            Deficit             Equity
                                     ------           ------            -------             ------
Balance at September 30, 2001      1,000,000        $    7,553        $  (21,362)        $  (13,809)

Common stock issued for debt
and administrative costs           9,000,000            54,100                --             54,100

Net loss for the year ended
 September 30, 2002                       --                --           (44,694)           (44,694)
                                  ----------        ----------        ----------         ----------

Balance at September 30, 2002     10,000,000            61,653           (66,056)            (4,403)

Net loss for the year ended
 September 30, 2003                       --                --           (13,305)           (13,305)
                                  ----------        ----------        ----------         ----------

Balance at September 30, 2003     10,000,000        $       --        $  (79,361)        $  (17,708)
                                  ==========        ==========        ==========         ==========

                     The Accompanying Notes are an Integral
                        Part of the Financial Statements

                              CREATIVE VISTAS, INC.
                            STATEMENTS OF CASH FLOWS
                 For The Years Ended September 30, 2003 and 2002

                                                                  2003             2002
                                                                --------         --------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Net Loss                                                      $(13,305)        $(44,694)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock issued for services                                         --            3,000
    Increase in accounts payable                                   2,461            1,039
                                                                --------         --------

      Net cash used by operating activities                      (10,844)         (40,655)
                                                                --------         --------
Cash flows from financing activities:
  Proceeds from notes payable - related parties                    9,000           43,050
                                                                --------         --------

      Net cash provided by financing activities                    9,000           43,050
                                                                --------         --------

Net increase in cash and cash equivalents                         (1,844)           2,395

Cash and cash equivalents at beginning of year                     3,486            1,091
                                                                --------         --------

Cash and cash equivalents at end of year                        $  1,642         $  3,486
                                                                ========         ========
Non-cash financing activities:
  Stock issued for services                                     $     --         $  3,000
                                                                ========         ========

  Stock issued for payment of notes from related parties        $     --         $ 51,100
                                                                ========         ========
Supplemental information:
  Income taxes paid                                             $     --         $     --
                                                                ========         ========

  Interest paid                                                 $     --         $     --
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

BASIC LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the company. Diluted earnings per share are not presented as no dilutive potential common stock existed as of September 30, 2003 and 2002.

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
             NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, which supercedes SFAS No. 121, Account For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and amends Accounting Principles Board Opinion No. 30, Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business And Extraordinary, Unusual And Infrequently Occurring Events And Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has adopted the standard, which had no material effect on the financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission Of FASB Statements No. 4, 44, And 64, Amendment Of FASB Statement No. 13, And Technical Corrections As Of April 2002", that, among other things, rescinded SFAS No. 4, "Reporting Gains And Losses From Extinguishment Of Debt." With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishments of debt as an extraordinary item. The provision related to the rescission is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company has adopted the standard, which had no material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated With Exit Or Disposal Activities, which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition For Certain Employee Termination Benefits And Other Costs To Exit An Activity (Including Certain Costs Incurred In A
Restructuring)." The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposals after December 31, 2002. The Company has adopted the standard, which had no material effect on the Company's financial position or results of operations.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 15, 2003 and re-existing instruments as of the beginning of the first interim

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
             NATURE OF OPERATIONS AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

period that commences after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on our results of operations or financial position.

In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 prescribes how to identify variable interest entities and how an enterprise accesses its interests in a variable interest entity to decide whether to consolidate that entity. In October, 2003, the implementation date of FIN 46 was deferred until the end of the first interim or annual period ending after December 15, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our results of operations or financial position.

In December, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement amends the disclosure requirements to SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148.

In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 sets forth expanded disclosure requirements in the financial statements about a guarantor's obligation under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our results of operations or financial position.

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

As of September 30, 2003 and 2002 notes payable - related parties consist of the following:

                              CREATIVE VISTAS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 3
                     RELATED PARTY TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

                                                            2003           2002
                                                          -------        -------
Note payable to a stockholder,  non-interest bearing,
due on demand; unsecured                                  $ 7,925        $ 3,425

Note payable to a stockholder, non-interest bearing,
due on demand; unsecured                                    7,925          3,425
                                                          -------        -------

                                                          $15,850        $ 6,850
                                                          =======        =======

--------------------------------------------------------------------------------
                                     NOTE 4
                                  INCOME TAXES
--------------------------------------------------------------------------------

At September 30, 2003 and 2002, deferred tax assets consist of the following:

                                                      2003               2002
                                                    --------           --------
Net operating loss carryforwards                    $ 18,000           $ 15,000
Less: valuation allowance                            (18,000)           (15,000)
                                                    --------           --------

                                                    $     --           $     --
                                                    ========           ========

At September 30, 2003 and 2002, the Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of operating losses in future periods.

At September 30, 2003, the Company had federal and state net operating loss carryforwards in the approximate amount of $79,000 available to offset future taxable income expiring through 2023 and 2008, respectively.

                                  EXHIBIT INDEX

EXHIBIT                                               BY REFERENCE       NO. IN
NUMBER                    DESCRIPTION                 FROM DOCUMENT     DOCUMENT
------                    -----------                 -------------     --------
  2.1     Plan of Reorganization                           **             2.1

  2.2     Amended Order confirming Debtor's modified
          Plan of Reorganization                           **             2.2

  3.1     Articles of Incorporation                       ***             3.1

  3.2     Amended Bylaws                                  ***             3.2

  4.1     Registrant's Form of Common Stock
          Certificate                                      **             4.1

 24.1     Power of Attorney                                 *

 31.1     Certification of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002                                       *

 31.2     Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002                                       *

 32       Certification Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002                 *

 99       Certification Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002
          Disclosure Controls and Procedures                *

----------
*    Filed herewith.
**   Previously   filed  on  Form  10-KSB   Commission  File  Number   000-30585
     (12/28/00).
***  Previously  filed  on  Form  10-SB  Registration  Statement  No.  000-30585
     (5/10/00).