Form 10QSB
period 2003-12-31
CREATIVE VISTAS INC
filed 2004-03-10
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended: December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 9, 2004, there were 10,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of December 31, 2003 (Unaudited) and
        September 30,2003 .................................................... 3

        Statements of Operations for the three months ended
        December 31, 2003 and 2002 (Unaudited)................................ 4

        Statements of Shareholders' Equity for the three months ended
        December 31, 2003 (Unaudited)......................................... 5
..
        Statements of Cash Flows for the three months ended
        December 31, 2003 and 2002 (Unaudited)................................ 6

        Notes to Financial Statements (Unaudited)............................. 7

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                          December 31, 2003   September 30, 2003
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $  5,445             $  1,642
                                              --------             --------

       Total Assets                           $  5,445             $  1,642
                                              ========             ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                             $  2,753             $  3,500
 Notes Payable- Related Entities                23,350               15,850
                                              --------             --------

       Total Liabilities                        26,103               19,350
                                              --------             --------

Shareholders' Equity (Deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 issued
  and outstanding                               61,653               61,653
 Accumulated deficit                           (82,311)             (79,361)
                                              --------             --------


       Total Shareholders' Equity (Deficit)    (20,658)             (17,708)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $  5,445             $  1,642
                                              ========             ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS


                                              Three Months Ended December 31,
                                                        (UNAUDITED)
                                            -----------------------------------
                                                2003                   2002
                                            ------------           ------------
Revenue                                     $         --           $         --

Expenses
  Office supplies                                     --                    158
  Accounting                                       2,623                  1,200
  Fees                                               295                  1,585
  Miscellaneous                                       32                     26
                                            ------------           ------------

      Total Expense                                2,950                  2,969
                                            ------------           ------------

Net Loss                                    $     (2,950)          $     (2,969)
                                            ============           ============

Basic and Diluted Loss per common
share                                       $      (0.00)          $      (0.00)
                                            ============           ============

Weighted average number of common
shares outstanding                            10,000,000             10,000,000
                                            ============           ============

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
               For the Three Month Period Ended December 31, 2003
                                   (Unaudited)


                                                                                         Total
                                                Common Stock         Accumulated     Stockholders'
                                           Shares        Amount        Deficit      Equity (Deficit)
                                           ------        ------        -------      ----------------
Balance at September 30, 2003(Audited)   10,000,000    $   61,653    $  (79,361)      $  (17,708)

Net loss for the three month period
ended December 31, 2003 (Unaudited)              --            --        (2,950)          (2,950)
                                         ----------    ----------    ----------       ----------
Balance at December 31, 2003
(Unaudited)                              10,000,000    $   61,653    $  (82,311)      $  (20,658)
                                         ==========    ==========    ==========       ==========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months
                                                            Ended December 31,
                                                              (UNAUDITED)
                                                        -----------------------
                                                          2003            2002
                                                        -------         -------
Cash Flows from Operating Activities:
  Net Loss                                              $(2,950)        $(2,969)

Adjustments to reconcile net loss to net cash used In operating activities:

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable                  (747)            281
                                                        -------         -------
     Net Cash Used in Operating Activities               (3,697)         (2,688)
                                                        -------         -------
Cash Flows from Financing Activities:
  Notes from related entities                             7,500              --
                                                        -------         -------

     Net cash provided by financing activities            7,500              --
                                                        -------         -------

Net increase (decrease) in cash and cash equivalents      3,803          (2,688)


Cash and cash equivalents at beginning of period          1,642           3,486
                                                        -------         -------

Cash and cash equivalents at end of period              $ 5,445         $   798
                                                        =======         =======

Supplemental Information
  Income taxes paid                                     $    --         $    --
                                                        =======         =======
  Interest paid                                         $    --         $    --
                                                        =======         =======

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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2003 included in the Company's Form 10-KSB for such fiscal period.

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

     During the quarter ended March 31, 2002 the Board of Directors approved the issuance of 9,000,000 shares of no par value common stock, valued at $0.006, to two related parties, Miller Capital Corporation (Miller) and Tudor Investments, LTD Profit Sharing Plan (Tudor), in exchange for administrative services and the repayment of $51,100 of outstanding debt owed by the Company to Miller and Tudor. The Company completed this exchange following the effectiveness of the written consent action to approve the amendments during the quarter ended June 30, 2002.

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

NOTE 6 - Subsequent Events

     The Company continues to identify business opportunities in contemplation of its sale. Subsequent to December 31, 2003 the company has engaged in negotiations to sell the company but has yet to sign a letter of intent or come to any definitive agreement.

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

     During the three month period ended December 31, 2003, general and administrative expenses were approximately the same as the comparable period ended December 31, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       2.1    Plan of Reorganization                                         ***
       2.2    Amended Order Confirming the Plan of Reorganization            ***
       3.1    Articles of Incorporation                                       **
       3.2    By-Laws                                                         **
       31.1   Certification of Principal  Executive  Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2   Certification of Principal  Financial  Officer Pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002
       32     Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

----------
**   previously filed with the Company's Form 10-SB 12G dated May 10, 2000.
***  previously filed with the Company's Form 10-KSB dated December 28, 2000.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended December 31, 2003.

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

Dated: March 10, 2004