Form 10QSB
period 2004-03-31
CREATIVE VISTAS INC
filed 2004-05-11
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended: March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2004, there were 10,000,000 shares of common stock, no par value per share, outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of March 31, 2004 (Unaudited) and
        September 30,2003 .................................................... 3

        Statements of Operations for the three months and six months ended
        March 31, 2004 and 2003 (Unaudited)................................... 4

        Statements of Shareholders' Equity for the six months ended
        March 31, 2004 (Unaudited)............................................ 5

        Statements of Cash Flows for the six months ended
        March 31, 2004 and 2003 (Unaudited)................................... 6

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                            March 31, 2004    September 30, 2003
                                            --------------    ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                     $    852            $  1,642
                                               --------            --------

       Total Assets                            $    852            $  1,642
                                               ========            ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                              $     --            $  3,500
 Notes Payable- Related Entities                 23,350              15,850
                                               --------            --------

       Total Liabilities                         23,350              19,350
                                               --------            --------

Shareholders' Equity (Deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                        --                  --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 issued
  and outstanding                                61,653              61,653
 Accumulated deficit                            (84,151)            (79,361)
                                               --------            --------

       Total Shareholders' Equity (Deficit)     (22,498)            (17,708)
                                               --------            --------
       Total Liabilities and
        Shareholders' Equity                   $    852            $  1,642
                                               ========            ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS

                                          Three Months Ended                 Six Months Ended
                                               March 31,                        March 31,
                                              (UNAUDITED)                      (UNAUDITED)
                                     ----------------------------      ----------------------------
                                        2004             2003             2004             2003
                                     -----------      -----------      -----------      -----------
Revenue                              $        --      $        --      $        --      $        --

Expenses
  Office supplies                             --              469               --              469
  Postage                                      9               16                9              174
  Legal                                       --              165               --              165
  Accounting                               1,600            2,915            4,223            4,115
  Fees                                       160              257              455            1,842
  Administrative                              38               --               38               --
  Miscellaneous                               33               58               65               85
                                     -----------      -----------      -----------      -----------

      Total Expense                        1,840            3,880            4,790            6,850
                                     -----------      -----------      -----------      -----------

Net Loss                             $    (1,840)     $    (3,880)     $    (4,790)     $    (6,850)
                                     ===========      ===========      ===========      ===========

Basic Loss per common share          $     (0.00)     $     (0.00)     $     (0.00)     $     (0.00)
                                     ===========      ===========      ===========      ===========

Weighted average number of common
shares outstanding                    10,000,000       10,000,000       10,000,000       10,000,000
                                     ===========      ===========      ===========      ===========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Six Month Period Ended March 31, 2004
                                   (Unaudited)

                                                                                      Total
                                            Common Stock          Accumulated      Stockholders'
                                         Shares        Amount       Deficit      Equity (Deficit)
                                         ------        ------       -------      ----------------
Balance at September 30, 2003
(Audited)                              10,000,000     $61,653      $(79,361)        $(17,708)

Net loss for the six month period
ended March 31, 2004 (Unaudited)               --          --        (4,790)          (4,790)
                                       ----------     -------      --------         --------

Balance at March 31, 2004 (Unaudited)  10,000,000     $61,653      $(84,151)        $(22,498)
                                       ==========     =======      =========        =========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Six Months
                                                            Ended March 31,
                                                             (UNAUDITED)
                                                      -------------------------
                                                        2004              2003
                                                      -------           -------
Cash Flows from Operating Activities:
  Net Loss                                            $(4,790)          $(6,850)

Changes in Assets and Liabilities:
  Increase (decrease) in accounts payable              (3,500)             (791)
                                                      -------           -------
     Net Cash Used in Operating Activities             (8,290)           (7,641)
                                                      -------           -------
Cash Flows from Financing Activities:
  Notes from related entities                           7,500             5,000
                                                      -------           -------

     Net cash provided by financing activities          7,500             5,000
                                                      -------           -------

Net decrease in cash and cash equivalents                (790)           (2,641)


Cash and cash equivalents at beginning of period        1,642             3,486
                                                      -------           -------

Cash and cash equivalents at end of period            $   852           $   845
                                                      =======           =======
Supplemental Information
  Income taxes paid                                   $    --           $    --
  Interest paid                                       $    --           $    --


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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2003 included in the Company's Form 10-KSB for such fiscal period.

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

NOTE 6 - Subsequent Events

     Subsequent to March 31, 2004, the Company continued to identify business opportunities in contemplation of its sale and on May 4, 2004, the Company entered into a share Exchange Agreement with Entec Software, Inc. ("Entec") whereby the shareholders of Entec agree to transfer to the Company all the issued and outstanding shares of capital stock of Entec in exchange for an aggregate of 75,000,000 shares of no par common stock of Creative Vistas. At the closing of the share exchange transaction, Entec will become a wholly owned subsidiary of the Company, all the directors and management of Creative Vistas will resign and the newly appointed directors and management of Entec will assume control of the Company.

ITEM 2. PLAN OF OPERATION

     The Company is a shell corporation and intends to remain a shell corporation until a business opportunity is identified. As a shell corporation, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise capital in the next twelve months (other than for minimal operating expenses). The costs and expenses associated with the preparing and filing of this Quarterly Report have been paid, and all other necessary capital prior to locating a business opportunity shall be provided by present management with their personal funds or from related parties as loans to the Company. The Company anticipates that it will repay these loans upon the consummation of a business combination.

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

     During the three month period ended March 31, 2004, general and administrative expenses decreased to $1,840 from $3,880 for the comparable period ended March 31, 2003. The decrease was primarily due to a reduction in accounting fees for the period.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2004.

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

Dated: May 11, 2004