Form 10QSB
period 2004-06-30
CREATIVE VISTAS INC
filed 2004-08-13
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended: June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2004, there were 10,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION.

     Item 1. Financial Statements

        Balance Sheets as of June 30, 2004 (Unaudited) and
        September 30,2003 .................................................... 3

        Statements of Operations for the three months and nine months ended
        June 30, 2004 and 2003 (Unaudited).................................... 4

        Statements of Shareholders' Equity for the nine months ended
        June 30, 2004 (Unaudited)............................................. 5

        Statements of Cash Flows for the nine months ended
        June 30, 2004 and 2003 (Unaudited).................................... 6

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

SIGNATURES .................................................................. 10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              CREATIVE VISTAS, INC.

                                 BALANCE SHEETS


                                            June 30, 2004     September 30, 2003
                                          -----------------   ------------------
                                             (Unaudited)
Assets

Current Assets
 Cash and Cash Equivalents                    $    259             $  1,642
                                              --------             --------

       Total Assets                           $    259             $  1,642
                                              ========             ========

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
 Accounts Payable                             $  1,600             $  3,500
 Notes Payable- Related Entities                23,350               15,850
                                              --------             --------

       Total Liabilities                        24,950               19,350
                                              --------             --------

Shareholders' Equity (Deficit)
 Preferred stock, no par value; 50,000,000
  shares authorized, 0 shares issued and
  outstanding                                       --                   --
 Common stock, no par value; 100,000,000
  shares authorized, 10,000,000 issued
  and outstanding                               61,653               61,653
 Accumulated deficit                           (86,344)             (79,361)
                                              --------             --------


       Total Shareholders' Equity (Deficit)    (24,691)             (17,708)
                                              --------             --------
       Total Liabilities and
        Shareholders' Equity                  $    259             $  1,642
                                              ========             ========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF OPERATIONS

                                          Three Months Ended                Nine Months Ended
                                                June 30,                        June 30,
                                              (Unaudited)                     (Unaudited)
                                      ---------------------------      ---------------------------
                                         2004            2003             2004            2003
                                      -----------     -----------      -----------     -----------
Revenue                               $        --     $        --      $        --     $        --

Expenses
  Office supplies                              65              --               65             469
  Postage                                      50              --               59             174
  Legal                                        --              --               --             165
  Accounting                                1,690           1,514            5,913           5,629
  Fees                                        340              70              795           1,912
  Administrative                               --              --               38              --
  Miscellaneous                                48              31              113             116
                                      -----------     -----------      -----------     -----------

      Total Expense                         2,193           1,615            6,983           8,465

Interest Income                                --               1               --               1
                                      -----------     -----------      -----------     -----------

Net Loss                              $    (2,193)    $    (1,614)     $    (6,983)    $    (8,464)
                                      ===========     ===========      ===========     ===========

Basic Loss per common share           $     (0.00)    $     (0.00)     $     (0.00)    $     (0.00)
                                      ===========     ===========      ===========     ===========
Weighted average number of common
shares outstanding                     10,000,000      10,000,000       10,000,000      10,000,000
                                      ===========     ===========      ===========     ===========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                  For the Nine Month Period Ended June 30, 2004
                                   (Unaudited)

                                                                                       Total
                                             Common Stock          Accumulated      Stockholders'
                                         Shares         Amount       Deficit      Equity (Deficit)
                                         ------         ------       -------      ----------------
Balance at September 30, 2003
(Audited)                              10,000,000      $61,653      $(79,361)         $(17,708)

Net loss for the nine month period
ended
June 30, 2004 (Unaudited)                      --           --        (6,983)           (6,983)
                                       ----------      -------      --------          --------


Balance at March 31, 2004 (Unaudited)  10,000,000      $61,653      $(86,344)         $(24,691)
                                       ==========      =======      =========         =========

     See the accompanying notes to unaudited condensed financial statements.

                              CREATIVE VISTAS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Nine Months
                                                             Ended June 30,
                                                               (Unaudited)
                                                        -----------------------
                                                          2004            2003
                                                        -------         -------
Cash Flows from Operating Activities:
  Net Loss                                              $(6,983)        $(8,464)

Changes in Assets and Liabilities:
  Decrease in accounts payable                           (1,900)            (41)
                                                        -------         -------
     Net Cash Used in Operating Activities               (8,883)         (8,505)
                                                        -------         -------
Cash Flows from Financing Activities:
  Notes from related entities                             7,500           7,000
                                                        -------         -------

     Net cash provided by financing activities            7,500           7,000
                                                        -------         -------

Net decrease in cash and cash equivalents                (1,383)         (1,505)


Cash and cash equivalents at beginning of period          1,642           3,486
                                                        -------         -------

Cash and cash equivalents at end of period              $   259         $ 1,981
                                                        =======         =======
Supplemental Information
  Income taxes paid                                     $    --         $    --
  Interest paid                                         $    --         $    --


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

     On March 12, 1997, the Company changed its name to Creative Vistas, Inc. The Company currently has no operations.

NOTE 2 - Accounting Policies and Procedures

     The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's Financial Statements for the fiscal year ended September 30, 2003 included in the Company's Form 10-KSB for such fiscal period.

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

NOTE 6 - Subsequent Events

     On May 5, 2004, the Company entered into a stock exchange agreement ("Exchange Agreement") with Entec Software, Inc. ("Entec") and its shareholders, Nettel Holdings, Inc. and Michael Nguyen (the "Shareholders"), pursuant to which the Company agreed to issue 75,000,000 shares of common stock to the Shareholders in exchange for all of the issued and outstanding shares of capital stock of Entec. Pursuant to the Exchange Agreement, the Company also agreed to issue 1,000,000 shares of common stock to Miller Capital Corporation, the Company's largest shareholder, and 1,000,000 shares of common stock to Olympic Capital Group, Inc. for their services in connection with the Exchange Agreement. Immediately following the closing of the Exchange Agreement, the current officers and directors of the Company were to resign and be replaced by designees of the Shareholders. On June 30, 2004, the parties to the Exchange Agreement agreed to extend the closing date to a date not later than July 12, 2004. On July 12, 2004, the Company exercised its right to terminate the Exchange Agreement and sent written notice of such termination to Entec and the Shareholders.

ITEM 2. PLAN OF OPERATION

     The Company is a shell corporation and intends to remain a shell corporation until a business opportunity is identified. As a shell corporation, the Company's cash requirements will be minimal. The Company does not anticipate that it will need to raise capital in the next twelve months (other than for minimal operating expenses). The costs and expenses associated with the preparing and filing of this report have been paid, and all other necessary capital prior to locating a business opportunity shall be provided by present management with their personal funds or from related parties as loans to the Company. The Company anticipates that it will repay these loans upon the consummation of a business combination.

     The Company intends to acquire assets or shares of an entity actively engaged in a business that generates revenues in exchange for the Company's securities. As of the date of this report, the Company is reviewing new business opportunities however, is not engaged in negotiations regarding any business combination. As of the date of this report, none of the Company's officers, directors or affiliates are engaged in any preliminary discussions with a representative of any other company regarding the possibility of a business combination between the Company and such other company.

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

     During  the  three  month  period   ended  June  30,   2004,   general  and
administrative expenses increased to $2,193 from $1,614 for the comparable period ended June 30, 2003. The increase was primarily for the cost of filings with the Securities and Exchange Commission and a minor increase in accounting fees for the period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     On May 5, 2004, the Company entered into a stock exchange agreement ("Exchange Agreement") with Entec Software, Inc. ("Entec") and its shareholders, Nettel Holdings, Inc. and Michael Nguyen (the "Shareholders"), pursuant to which the Company agreed to issue 75,000,000 shares of common stock to the Shareholders in exchange for all of the issued and outstanding shares of capital stock of Entec. Pursuant to the Exchange Agreement, the Company also agreed to issue 1,000,000 shares of common stock to Miller Capital Corporation, the Company's largest shareholder, and 1,000,000 shares of common stock to Olympic Capital Group, Inc. for their services in connection with the Exchange Agreement. Immediately following the closing of the Exchange Agreement, the current officers and directors of the Company were to resign and be replaced by designees of the Shareholders. On June 30, 2004, the parties to the Exchange Agreement agreed to extend the closing date to a date not later than July 12, 2004. On July 12, 2004, the Company exercised its right to terminate the Exchange Agreement and sent written notice of such termination to Entec and the Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      2.1    Plan of Reorganization                                          ***
      2.2    Amended Order Confirming the Plan of Reorganization             ***
      3.1    Articles of Incorporation                                        **
      3.2    By-Laws                                                          **
      10.1 Exchange Agreement, dated May 5, 2004, by and among the Company, Entec Software, Inc., Michael Nguyen and Nettel Holdings, Inc.
      31.1   Certification of Principal Executive Officer Pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002
      31.2   Certification of Principal Financial Officer Pursuant
             to Section 302 of the Sarbanes-Oxley Act of 2002
      32     Certification Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002
----------
**   previously filed with the Company's Form 10-SB 12G dated May 10, 2000.
***  previously filed with the Company's Form 10-KSB dated December 28, 2000.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 2004.

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

Dated: August 12, 2004