Form 10QSB
period 2004-09-30
CREATIVE VISTAS INC
filed 2004-11-22
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-16819

CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona	6770	86-0464104
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2100 Forbes Street

Unit 8-10

Whitby, Ontario, Canada L1N 9T3

(905) 666-8676

(Address, including zip code, and telephone number,

including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 22, 2004, there were 10,000,000 shares of common stock, no par value per share, outstanding.

CREATIVE VISTAS, INC.

FORM 10-QSB-September 30, 2004

Index

                                                                               PAGE

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at

September 30, 2004 of Creative Vistas, Inc. and Condensed

Balance Sheets at December 31, 2003 of A.C. Technical Systems Ltd.

(Unaudited)         ……………………………………………………………      3-4

Unaudited Condensed Consolidated Statements of Income

for the Six and Nine Months Ended September 30, 2004 of

Creative Vistas, Inc. and unaudited Condensed Statements of Income for the Six and Nine Months Ended September 30 2003 of A.C. Technical

Systems Ltd.   ………………………………………………………………..       5

Statement of Shareholders' Equity    …………………………………………        6

Unaudited Condensed Consolidated Statements of Cash Flows

for the Nine Months Ended September 30, 2004 of Creative Vistas, Inc.

and Unaudited Condensed Statements of Cash Flows for the Nine Months

Ended September 30, 2003 of A.C. Technical Systems Ltd.   …………………      7- 8

Notes to Unaudited Condensed Consolidated Financial Statements   …………        9 - 11

Item 2 - Management's Discussion and Analysis

 of Results of Operations and Financial Condition    ………………………….        12 - 15

Part II.  Other Information

Item 1. Legal Proceedings ...........................................………………………….   15

Item 2. Changes in Securities and Use of Proceeds ...................………………..     15

ITEM 1 - FINANCIAL STATEMENTS

Creative Vistas, Inc.
Condensed consolidated Balance Sheet
(Unaudited)

	September 30	December 31
As at	2004	2003

Assets

Current
Cash	$2,812,039	$-
Accounts receivable,	2,526,060	2,113,027
net of allowance for doubtful accounts of
$106,385 (2003 – $105,671)
Material and supplies	943,300	714,758
Prepaid expenses	26,523	22,845
Due from related parties	124,854	3,514
Deferred income taxes	35,000	20,517
Income tax recoverable	69,458	-

	6,537,234	2,874,661

Property and equipment	795,682	811,780
Customer list	8,917	11,570
Deferred income taxes	119,689	1,196

	$7,461,522	$3,699,207

Liabilities and Shareholders' Equity (Deficiency)

Current
Bank indebtedness	$2,250,000	$633,749
Accounts payable and accrued liabilities	2,119,962	1,957,789
Deferred revenue	343,356	101,059
Income taxes payable	-	40,011
Mortgage loan	-	236,953
Due to related parties	3,699	117,757

	4,717,017	3,087,318

Due to related parties	-	129,568
Convertible notes	27,022	-

Other notes payable	2,061,087	-

	6,805,126	3,216,886

Shareholders' equity (Deficiency)
Share capital
Authorized
100,000,000 number of no par value common shares
Issued
10,000,000 Common shares (2003:2 Common shares)	2	2
Other paid-up capital	4,132,668	-
Retained earnings (Deficits)	(3,476,274)	482,319

	656,396	482,321

	$7,461,522	$3,699,207

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.

Condensed consolidated Statement of Operations

(Unaudited)

For the three months and nine months ended September 30, 2004 and 2003

	Three months ended		Nine months ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
Contract and service revenue
Contract	$1,902,815	$2,154,594	$5,569,946	$5,896,198
Service	436,754	217,984	783,184	629,221
	2,339,569	2,372,578	6,353,130	6,525,419

Cost of sales
Contract	1,392,850	1,471,250	3,313,513	3,726,546
Service	115,346	111,022	418,563	346,343
	1,508,196	1,582,272	3,732,076	4,072,889

Gross margin	831,373	790,306	2,621,054	2,452,530

Operating expense
Project	355,744	316,858	1,087,741	953,293
Selling	237,632	186,208	733,138	705,179
General and administrative	338,078	262,970	1,007,395	671,484
	931,454	766,036	2,828,274	2,329,956

Income (loss) from operations	(100,081)	24,270	(207,220)	122,574

Interest on mortgage	3,096	4,843	10,615	12,332
Interest on shareholder loan	4,973	2,499	12,935	5,122
Reverse merger and financing cost	607,738	-	607,738	-

Income (loss) before income taxes	(715,888)	16,928	(838,508)	105,120

Income taxes (recovery)	(148,328)	13,991	(193,504)	27,983
Net income (loss)	(567,560)	2,937	(645,004)	77,137

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.

Statement of shareholders' Equity

For the nine month period ended September 30, 2004

			Accumulated	Total
			retained	Stockholders'
			earnings	Equity
	Shares	Amount	(deficit)	(Deficit)
Balance as at December
31, 2002	10,000,000	$2	$482,319	$482,321
Other paid-up capital		4,132,668	-	4,132,668
Distributions to
shareholders		-	(3,300,000)	(3,300,000)
Net loss for the nine
months period ended		-	(645,004)	(645,004)
Other comprehensive
income
Foreign currency translation
adjustment		-	(13,589)	(13,589)

	10,000,000	$4,132,670	$(3,476,274)	$656,396

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.

Condensed consolidated Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2004 and 2003

	Nine months ended
	September	September
	30, 2004	30, 2003

Cash provided by (used in)
Operating activities
Net income (loss)	$(645,004)	$77,137
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities
Amortization	2,823	2,623
Depreciation	37,589	35,767
Deferred income taxes	(125,740)	-
Changes in non-cash working
capital balances
Accounts receivable	(336,740)	(299,588)
Materials and supplies	(198,311)	29,154
Prepaid expenses	(2,891)	-
Deferred charges	(450,775)	-
Deferred income taxes	-	-
Accounts payable and accrued	182,921	(104,543)
liabilities
Bonus payable	-	(52,952)
Income taxes payable	(105,038)	28,049
Deferred revenue	227,500	51,965
	(1,413,666)	(232,388)

Investing activities
Due from related parties	5,000	743
Acquisition of subsidiary	(1,500,000)
Purchase of property and
equipment	(964)	(27,099)
	(1,495,964)	(26,356)

Financing activities
Increase in bank indebtedness	1,577,901	112,725
Due to related parties	(366,866)	159,695
Notes payables	248,006	-
Convertible notes	4,500,000	-
Repayment of mortgage principal	(242,813)	(13,067)
Redemption of common shares	-	(71)
Issuance of common shares	-	2
	5,716,228	258,744

Net change in cash and cash	2,806,598	-
equivalents

Cash and cash equivalents,	5,441	-
beginning of period

Cash and cash equivalents, end
of period	2,812,039	-

Cash paid for interest	$23,550	$51,450

Cash paid for income taxes	$37,278	$-

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.

Summary of Significant Accounting Policies (Unaudited)

Nature of Business

On September 30, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust, The Navaratnam Trust and AC Technical Systems Ltd.(“ACT”), AC Technical Acquisition Corp., a subsidiary of the Company, acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust.

A.C. Technical Systems Ltd. (“ACT”) is incorporated under the laws of Ontario and is engaged in the engineering, design, installation, integration and servicing of various types of security systems. The Company operates under the trade name of AC Technical Systems.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Creative Vistas, Inc.

Notes to Condensed Financial Statements

Unaudited)

1. Notes payable

	2004	2003

Promissory notes	$1,958,529	$-

8% convertible promissory notes	102,558	-

	2,061,087	-

In February 2004, the Company issued a series of promissory notes payable at 100% of the face or principal amount in the denomination of CAD $50,000. The notes mature on February 26, 2007. Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month. The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on the March 26, 2006.

In September 2004, the Company issued a convertible promissory note payable at 100% of the face or principal amount of U.S. $100,000. The note matures on October 15, 2005. Interest on the note accrues at the rate of 8% per annum, payable monthly.

In September 2004, A.C. Acquisition Corporation issued two promissory note at 100% of the face or principal amount of U.S. $1,800,000. The notes are non-interest bearing with no fixed term of repayment.

Interest expense recognized for the nine months ended September, 30, 2004 was approximately $9,000 (2003:$nil).

2. Stockholders' Equity and Stock Warrants

In 2004 the Company issued warrants enabling the holder to purchase 180,000 common shares of the Company's common stock at $1 per common stock and 66,500 common shares of the Company's common stock at $3 per common stock. The warrants expire five years from the date of issuance.

The warrants were issued in connection with services relating to the financing and reverse acquisition. The fair market value of the warrants was measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, and expected lives of 5 years. The fair market value of the warrants of approximately $560,000. $400,000 has been included in deferred financing costs at September 30, 2004 and will be amortized over the terms of the related loan agreements.

3. Convertible notes
On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby the Company issued to Laurus

(i) a secured convertible term note (the "Note") in the amount of $4.5 million,

(ii) related options to purchase up to 499,999 shares of common stock of the Company at a price of $0.02 per share (the "Option"), and

(iii) a seven year warrant to purchase up to $750,000 shares of common stock of the Company at a price of $3.45 per share (the "Warrant").

The loan is secured by all of the assets of the Company. The principal amount of the Note bears interest at the prime rate plus two percent with a minimum rate of six percent. The minimum monthly payment on the Note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon into shares of the Company's common stock at a conversion price of $3, provided that such conversion does not result in Laurus beneficially owning more than 4.99% of our outstanding shares of common.

We have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 120 days after completion of the reverse merger transaction.

Balance comprises of:

Long term debts	$4,500,000
Less:
Deferred financing costs	(899,626)
Discount on note	(1,786,676)
Beneficial convertible features	(1,786,676)
$27,022

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects. Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Overview

On September 30, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust, The Navaratnam Trust and AC Technical Systems Ltd., AC Technical Acquisition Corp., a subsidiary of the Company, acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.

A.C. Technical Systems Ltd. (“ACT” or the “Company”) is incorporated under the laws of Ontario and is engaged in the engineering, design, installation, integration and servicing of various types of security systems. The Company operates under the trade name of AC Technical Systems.

Our largest customer, Loblaws Companies Ltd. accounted for 14%, 31%, and 23% of our revenues in each of the fiscal years ended December 31, 2002 and 2003 and nine-month period ended September 30, 2004, respectively. We anticipate that Loblaws Companies Ltd. will account for a significant portion of our future revenues. Five other customers each accounted for from 3% to 13% of our revenues during the same periods.

Results of Operations

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the last quarter of the latter half of the calendar year.

Sales: Sales for the nine months ended September 30, 2004 totaled $6,353,000 representing a decrease of 2.6% from the nine months ended September 30, 2003. The decrease in revenues was primarily due to project delays and construction delays.

A number of large projects within the health care market were delayed due to the SARS epidemic in Toronto. Canada also had its election this year and many government sector projects were put on hold until the results were finalized. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers.

Cost of Goods Sold: Cost of goods sold for the nine months ended September 30, 2004 decreased to $3,732,000 or 59% of revenues from $4,073,000 or 62% of revenues, for the nine months ended September 30, 2003. This reduction was attributable to our efficient integration/engineering capabilities, different product mix, more efficient labor utilization, and favorable exchange rates.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $2,839,000 or 45% of revenues from $2,239,900 or 36% of revenues, for the nine months ended September 30, 2003. Most of the increase resulted from increase in staffing and related costs to reposition us for potential growth and our reverse merger. The research and development cost increased to $128,000 from $18,000 as the Company hired additional staff and purchased additional equipment to develop their own products.

Operating Income/Loss: Our losses were mainly due to expenses incurred due to the reverse merger transaction and also building infrastructure to become a public company and to expand in the future. We have also invested in research and development to improve and expand our technology base, which may result in increased margins and increased revenues in the future.

Interest Expense: Interest expenses other than interest payable to long term mortgage and shareholders for the nine months ended September 30, 2004 increased to $65,000 or 1% of revenues from $54,000 or 1% of revenues for the nine months ended September 30, 2003. The increase was primarily due to a higher level of borrowing to fund the additional operating costs associated with hiring more personnel in anticipation of future growth and the reverse merger.

Nonrecurring IPO Costs: Nonrecurring IPO costs for the nine months ended September 30, 2004 were $608,000 or 10% of revenues. The expenses were mainly related to the reverse merger and Laurus transaction.

Net Income/Loss: Net loss for the nine months ended September 30, 2004 was $656,000 compared to net income of $77,000 for the nine months ended September 30, 2003. The net loss for the nine months ended September 30, 2004 was caused by the nonrecurring reverse merger and financing costs of $608,000 that were charged to operations. These results are not necessarily indicative of our year-end results for 2004.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. As of September 30, 2004, we had $2,800,000 in cash.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,414,000 for the nine months ended September 30, 2004 compared to $233,000 for the nine months ended September 30, 2003. The changes in operating assets and liabilities resulted in a use of cash of $673,000, which included a $336,700 increase in accounts receivable, a $198,300 increase in inventory, a $3,000 increase in prepaid expenses, a $194,000 increase in accounts payable, a $105,000 decrease in income taxes and a $228,000 increase in deferred revenue.

Net Cash Used in Investing Activities. Net cash used in investing activities was $964 for the nine months ended September 30, 2004 compared to $26,356 for the nine months ended September 30, 2003.

Net Cash Provided From Financing Activities.

Net cash provided from financing activities increased to $5,716,000 for the nine months ended September 30, 2004 compared to $259,000 for the nine months ended September 30, 2003. The increase was principally caused by additional borrowings from Laurus Master Fund, Ltd.

We plan to adopt an incentive stock option plan during the first quarter of 2005.

On September 30, 2004, the Registrant entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby we issued to Laurus (i) a secured convertible term note (the “Note”) in the amount of $4.5 million, (ii) a related option to purchase up to 499,999 shares of common stock of the Registrant at a price of $0.02 per share (the “Option”), and (iii) a seven year warrant to purchase up to 750,000 shares of common stock of the Registrant at a price of $3.45 per share (the “Warrant”). The loan is secured by all of the assets of the Registrant and its subsidiaries.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its' President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is potentially liable for $21,000 relating to a claim by a former employee. The outcome of the lawsuit is not determinable.

In addition, the Company was assessed by the Ontario Ministry of Finance for uncollected Ontario sales tax on prior years' taxable sales. The Company may recover the sales tax from customers and administratively, the Ministry would assist the Company in recovering these amounts. No accrual has been provided for this assessment. To the extent that there is any shortfall, it would be recorded as an expense in the year of determination. It is management's expectation that the full amount of the sales tax will be recovered from customers. As of the report date, the outstanding assessment was approximately $40,000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Exhibits
2.1	Plan of Reorganizations (previously filed with the Company's Form 10-SB 12G, dated May 10, 2000)

2.2	Amended Order Confirming the Plan of Reorganization (previously filed with the Company's Form 10-SB 12G, dated May 10, 2000)

3.1	Articles of Incorporation (Previously filed with the Company's Form 10-KSB, dated December 28, 2000)

3.2	By-laws (Previously filed with the Company's Form 10-KSB, dated December 28, 2000)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed Form 8-K on October 6, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By: /s/ Sayan Navaratnam

----------------------------------
Sayan Navaratnam, CEO

Dated: November 22, 2004