Form 10KSB
period 2004-12-31
CREATIVE VISTAS INC
filed 2005-04-15
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15 (d)

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 00-30585
Creative Vistas, Inc. (Exact name of Registrant as specified in its charter)

Arizona	3669	86-0464104
(State of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer ID Number)

2100 Forbes Street
Unit 8-10
Whitby, Ontario, Canada L1N 9T3
(905) 666-8676

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(905) 666-8676

Securities registered pursuant to Section 12 (b) of the Exchange Act:

None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of Class	Number of Shares Outstanding as of April 13, 2005

Common Stock, $.01 par value	30,095,000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days        YES    X           NO______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB         .

Issuer’s revenues for its most recent fiscal year:  $8,457,670

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on April 13, 2005 is approximately $2,275,825.

The number of shares outstanding of the Issuer’s common stock, as of April 13, 2005:

30,095,000 shares

Forward-Looking Statements

Certain statements within this Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Creative Vistas, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. Creative Vistas, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.

Description of Business

General

We are a single source provider of technology-based security solutions for medium and large commercial and governmental facilities in Canada and the US.  We operate through our subsidiary, AC Technical Systems Ltd, located in Ontario, Canada.  AC Technical Systems is focused on the electronic security segment of the security industry.

Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base.  Our design, engineering and integration facilities are located in Ontario, Canada.

Industry Overview

We believe that the security industry is growing at a steady pace.  The industry awareness has increased globally due to the tragic events of 9/11.  The growth is spurred by the continuous evolution of new technologies and processes.  We believe that the industry is growing for the following reasons:

  Increased global awareness due to the increased threats of terrorism

  Older security devices such as the VCR have become obsolete and new technologies have provided much more efficient systems at a better price

  Evolution of digital technologies has started to replace antiquated analog technologies in the market space

  Expansion of budgets due to increased awareness of the need for security

  Increase in crime rates and shrinkage in the industry

  Trend for integration of multiple devices has expanded the market for technically advanced integrators such as our firm

  Growing public concern about crime

The security industry is highly fragmented with a large number of manufacturers, dealers, distributors, integrators and service groups.  All of these parties are important to provide an entire solution to the customer, however each one only provides a portion of what is required by the customer.  The customer, in most cases, would like to see a one-stop shop that can provide the entire solution and also be able to design and customize a solution that fits its needs.  This may include custom design of hardware, software, and highly sophisticated integration work.  The customer usually has to deal with all the different parties mentioned above.  In most cases the cost to the customer is higher when using a large number of parties as opposed to one efficient integrator.  We believe that when many parties are involved in providing a solution to the customer many needs of the customer may not be addressed.  Also, the amount of time a customer has to devote to build multiple relationships as opposed one relationship is substantial.  There are also tendencies for different parties to “pass the blame” to the other party when it comes to technical and service issues with the project.  As a result the customer prefers dealing with one source which can handle all issues and can be accountable for the entire project.  There is a limited number of companies besides the Company that are capable of providing an entire integrated solution.  This requires years of experience, infrastructure for performing all six core functions that AC Technical Systems provides, access to technologies, and a significant commitment to maintain a happy customer.

A company that is implementing a new security system or enhancing an old system usually has to go through the following steps:

  Retain a consultant to appropriately outline the needs and design a system that would satisfy/meet their needs

  Once the design is complete a tender is released whereby a number of invited system integrators bid on the required system

  System integrators work with various suppliers of hardware and software to meet the system requirements.  They also engage these suppliers to complete subcomponents of the system

  When security systems have to be installed in multiple locations, the company may have to tender the system requirements to different system integrators from various regions

  The customer, based on price and qualifications of the system integrator, will award the project to one or more system integrators.

The process described above usually causes a number of issues.  It usually causes client frustrations with project delays, cost inefficiencies, incompatible systems, and lack of vendor accountability.  It also makes it very difficult for the customer to make changes to the system.  In addition, a customer looking to implement security systems in multiple locations may have to hire multiple integrators and suppliers to integrate systems.  This usually results in systems that are not consistent with each other.  These systems may also not communicate efficiently with a central system.  In addition, we believe that as security systems are becoming more technologically advanced an experienced engineering team is required to understand the needs of the customer and satisfy these needs by incorporating the most efficient technologies that are available.  This may also include some development of hardware and software to customize and integrate the system.  Most system integrators are not capable of development as they do not have a research and development department.  Also, the manufacturers of different subsystems are usually not willing to provide custom solutions on a project by project basis.  The customers are realizing the sophistication required in order to provide a good security system and recognizing that their in-house personnel lack the skills and time necessary to coordinate their security projects.

AC Technical Systems’ Solution:

AC Technical Systems can offer a one-stop-shop that provides a fully integrated technology based security system to meet the needs of the customer.  We understand the needs of the customer and provide a custom solution to meet their needs.  We usually expedite project completion, reduce costs to the customer, reduce man power requirements of the customer, improve on consistency of systems in multiple locations, and provide a one-stop solution for the entire security system.

AC Technical Systems provides the following services:

  Consulting, audit, review, and planning

  Engineering and design

  Customization, software development, and interfacing

  System integration, installation, and project management,

  System training, technical support, and maintenance

  Ongoing maintenance, preventative maintenance and service, and upgrades

We believe that the following key attributes provide us with a sustainable competitive advantage:

  Experience and expertise in the security industry

  In-house research and development department

  Dedicated service team

  Access to and experience in a variety of product mix

  Customized software and hardware products

  Strong list of references

  Strong partnerships with suppliers and integrators

AC Technical Systems’ strategy for growth and expansion is to:

  Expand our network of technology partners

  Develop and maintain long-term relationships with clients

  Open regional offices in key areas to expand revenue and service

  Capitalize on our position as a leading provider of technologically advanced security systems

  Expand our marketing and sales program within our key vertical markets

AC Technical Systems’ approach to a new customer:

At the beginning of each new client relationship, we designate our account manager as the client service contact.  This individual is the point person for communications between us and the client.  This person usually has a number of years of experience in the industry and has a good understanding of technologies and solutions that are available from the Company.  This person is also a trained sales person who is able to build a long-term relationship with the customer.  The account manager works with our project department, engineering department, marketing department, finance department, and the research and development department to provide an effective solution for the customer.  Once the customer has engaged us to provide a solution the engagement usually goes through one or more of the stages outlined below:

Consulting, audit, review, and planning:

We identify the client’s objectives and security system requirements and audit and review the existing system.  We provide a complete audit of the existing system including inventory counts and evaluate the existing infrastructure.  Then we provide an audit report to outline current deficiencies and vulnerabilities.  At this point we design a system alternative to meet the needs of the customer.  The alternative system is prioritized based on the needs of the customer.  We also include an efficient cost model to ensure that the customer understands the cost of the system.  We provide a Return On Investment model (ROI) where applicable.  We provide a preliminary project implementation plan that contains a graphical model of their premises with exact outlines of equipment locations.  Our comprehensive planning process helps the customer to properly budget for their needs on a long-term basis.

Engineering and design:

The engineering and design process involves preparation of detailed project specifications and working drawings by a team of our design engineers.  These drawing will lay out the entire property and provide a detailed lay out of all security equipment and also provide the methodologies used to integrate the system.  It will also outline any needs for custom software or hardware design service, systems designers and computer-aided design system operators.  These specifications and drawings detail areas of high sensitivity, layout of the main control room, placement of cameras, card readers, monitors, switches and other equipment including electrical and mechanical requirements.

Once we have completed the design of our system, we also provide a complete list of components including various recommendations.  We highly recommend off-the-shelf non-proprietary components in order to ensure that the customer is not tied in to one supplier.  When off-the-shelf components are not available or they are not compatible with each other we may choose to design software/hardware to provide compatibility.

Customization, software development, interfacing:

In many cases the customer’s needs may not be completely satisfied by the equipment that is available in the market place.  In many cases the customer may request features that are not ready available or even request interfacing between equipment that may not be available.  For example, a financial institution may request us to take information from their transaction records, from an Automatic Teller Machine (ATM), and integrate it along with a Digital Video Recorder (DVR).  This function would allow them to review video of an individual who has processed a transaction on an ATM.  Normally they would have to go through tapes of data in order find an incident.  The bank would have to search for all the transactions that occurred during a period of time and then based on that information go over tapes of video.  Sometimes the video may not be available as the tapes are only held for a short period of time.  The integrated system from our firm would make the search process instantaneous.  The bank can search by a number of criteria including time, date, transaction, number, withdrawal amount, etc and have the video associated with it instantly.

Many times we provide an interface to bring multiple technologies together.  For example, in one project we integrated eleven different products into one system, thus allowing for a completely integrated system.  This system also has a very user-friendly interface that avoids having to deal with multiple monitors and Graphical User Interfaces (GUI).

System integration, installation, project management:

Once we determine that the project has passed through the Consulting/Audit,  Design/Engineering, and Customization/Software interfacing stage (if required) we can start implementation of the system.  During this stage we provide the following:

  Detailed schedule of integration

  Component list and assign labor

  Officially assign project to one of our project managers

  Production department starts procurement schedules

  Construction draw date schedules

  Progress billings and schedule site visits for quality control

  Test final terminations and technology components in-house in order to avoid product failure on site

  Hardware/software and network integration

  Validation and testing

  Final sign off and pass over to service department

During this stage the project manager manages the project and the projects are updated weekly to ensure that all components are working efficiently.  During certain projects the project manager may opt to use subcontractors to provide services that are not highly advanced technically.  These services may include standard wiring and cabling.  The customer is updated on the status of the project weekly and this may include Gantt charts.  Also of importance, during this stage many customers add on extra equipment as they start to see the need for enhanced equipment, which increases the value of the contract to the Company.

System training, technical support, maintenance:

When a project has been completed through system integration the customer is provided with a complete training program.  We train the customer on how to use the system and also provide them manuals from manufacturers as well as training guides put together by us.  Once the training is complete the system will go on line and there is a transfer process to the service department from the projects department.  Ongoing technical support and maintenance is provided by our dedicated service team.

Ongoing maintenance, preventative maintenance and service, upgrades:

This is the final stage of our process and it is an ongoing stage.  We provide various types of maintenance contracts and depending on the level of response required by the customer we provide a service plan suitable to the customer.  If the customer does not require a service contract we provide them service on an incident basis.

The entire six step process continues for each customer.  Once a project is complete there are upgrades that are required and depending on the value of the upgrades, this may initiate a new project.  During the entire stage the account manager is updated on the process.  The account manager has regular meetings with the customer after a project is complete in order to work with the customer to help set budgets for the following years and also educate the customer on new products and technologies that may be available in the market.

Research and Development

We have our own in-house research and development program which is supported by the National Research Council of Canada.  We may receive grants and tax credits for projects and product development if it qualifies for the program.  The department develops new products and also enhances existing products.  We have the capability to build various forms of hardware and software modules.  Once a product is designed the underlying technologies are used on an ongoing basis to enhance future projects and also develop new products.  This is one of the differentiating factors between us and our competition.  Our research and development expense was $220,000 in fiscal year 2004 and $96,000 in fiscal year 2003.  Expenses include engineering salaries, costs of development tools and equipment.  None of the expenses were borne directly by customers.

Warranties and Maintenance

We offer maintenance and service on all our products, including parts and labor, which range from one year to six years depending upon the type of product concerned and the type of contract signed by the customers.  In addition, we provide a one year warranty on equipment and 90 days on labor for all installation projects completed by the company.  We receive the same period of warranty on equipment from other suppliers.

On non-warranty items, we perform repair services for our products sold at our head office in Ontario, Canada or at customer locations.  For the years ended December 31, 2004 and 2003, our revenue from service and maintenance was $1,011,000 and $879,000, respectively.  For the years ended December 31, 2004 and 2003, the percentage of our revenues attributable to service and maintenance was 12.0% and 9.5%, respectively.

Marketing

Our marketing activities are conducted on both national and regional levels.  We obtain engagements through direct negotiation with clients, competitive bid processes, referrals and direct sales calls.  Our marketing plan is derived with the input from all our account managers and senior management.  Our plan is to grow vertically within targeted markets where we have a superior level of expertise.  Our marketing is very target specific.  We market within our four key markets i.e. Government, Education, Healthcare, and Retail.  We also find niche markets where our technologies can provide effective solutions to the customer.  Some of our marketing activities include:

  Trade Shows

  Mailers

  Direct sales calls

  Web promotions

  Seminars

  Collaborations with manufacturers

  Collaborations with consultants and architects

We also collaborate with providers of complementary technologies and products who are not competitive to us.  For example there is a convergence of IT services and the Security industry.  We are evaluating the possibility of partnering with an IT services provider in order to provide our existing customers and potential customers with an expanded scope of services.  We are also doing the same within the building automation industry as we see a convergence of building automation technologies and services with the security industry.

We are evaluating several opportunities to expand our operations via joint ventures and partnerships with regional and international companies that can provide us with additional expertise and an expanded presence.  In addition we are evaluating the possibility of acquisition of similar businesses and expansion of our operations.

Customers

We provide our products and services to customers in four key markets:

  Government

  Healthcare

  Education

  Retail

We also provide our products and services to various other sectors including corporate facilities, mining, entertainment and the automobile industry through direct sales to end-users and through subcontracting agreements.

The table below sets forth the approximate percentage of aggregate revenues from each of our largest customers/end-users for the year ended December 31, 2003 and 2004.

	Year Ended December 31, 2003	Year Ended December 31, 2004
Loblaws Companies Ltd.	31.5%	21.5%
Cloke-Kirby	5.3%	3.4%
Toronto Catholic District School Board	4.9%	2.9%
JMR Electric	3.3%	1.6%
Royal Contracting	2.6%	–%
York District School Board	2.4%	2.4%
Durham Catholic District School Board	2.5%	1.0%
Bonfield Construction	2.3%	1.6%
World Wide Electric	2.6%	2.3%
Placer Dome	2.0%	1.0%
Humber College	1.9%	0.1%
SNC Profac	1.9%	2.2%
Lakeridge Health Corporation	1.6%	0.1%
Halton Health College	1.3%	0.6%
Maple Leaf Sport	1.3%	1.15%

As reflected in the above table, from period to period the revenue mix among our customers shifts and changes.

Backlog

Our backlog consists of written purchase orders and contracts we have received for product deliveries and engineering services which we expect to deliver or complete within 12 months.  All of these orders and contracts are subject to cancellation at any time.  As of December 31, 2004, our backlog was approximately $3,000,000.

Competition

The security industry is highly fragmented and competitive.  We compete with a number of different companies regionally and nationally.  We have various different types of competitors including consultants, integrators, and engineering and design firms.  Our main competitors include Siemens, ADT, Simplex, Intercon, and Diebold.  Many of our competitors have greater name recognition and financial resources than we do, however we believe that we have a well-respected name when it comes to quality and technical expertise.  Our competitors also include equipment manufacturers and vendors that also provide security services.  We may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by us.  We cannot assure that we will be able to compete successfully in the future against existing or potential competitors.

Employees

As of December 31, 2004 we had 62 full time employees including our officers, of whom 43 were engaged in systems installation and repair services, 11 in administration and financial control and 8 in marketing and sales.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union.  We consider our relationship with our employees to be satisfactory.

The design and implementation of our equipment and the installation of our systems require substantial technical capabilities in many different disciplines from computer science to electronics and advanced hardware and software development.  As a company we encourage and provide training for new and existing technical personnel.  In addition we conduct training courses and also send our technical persons to various technical courses offered by manufacturers of various products.  We also have various incentive programs for our employees to improve their skills within all departments.  These include reimbursements for training fees and raises based on skill sets.

Item 2.

Description of Property

Our office is located at 2100 Forbes Street, Units 8-10, Whitby, Ontario, Canada L1N 9T3.  The premises, which were purchased in 2002, consist of approximately 5,900 square feet on the ground floor and 2,200 square feet on the second floor.  The Company believes that these offices are in good condition and are adequate for its present purposes and planned expansion.

Item 3.

Legal Proceedings

We are not a party to any pending legal proceeding.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS”.  At December 31, 2004, the bid price was $1.35 per share and the ask price was $1.65 per share.  The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule.  See “Risk Factors—Penny Stock.”  The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated.  These quotations represent prices between dealers, do not include retail mark-ups, mark downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2003	$.03	$.03
June 30, 2003	$.03	$.03
September 30, 2003	$.03	$.03
December 31, 2003	$.03	$.03
March 31, 2004	$.05	$.03
June 30, 2004	$.05	$.05
September 30, 2004	$.05	$.05
December 31, 2004	$.05	$.83

The Company’s securities may not qualify for listing on Nasdaq or any other national exchange.  Even if the Company’s securities do qualify for listing, the Company may not be able to maintain the criteria necessary to ensure continued listing.  The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of the Company’s securities on a national exchange.  In such event, trading, if any, in the Company’s securities may then continue in the non-Nasdaq, over-the-counter market so long as the Company continues to file periodic reports with the SEC and there remain sufficient qualified market makers in the Company’s securities.  As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities.

As of December 31, 2004 there were 251 beneficial holders of the Company’s Common Stock.  The Company has 30,095,000 issued and outstanding shares of Common Stock.

Our agreements with Laurus prohibit us from declaring or paying any dividends on our Common Stock.

Item 6.

Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

No financial statements are presented for the shell company, Creative Vistas, Inc., prior to the business acquisition and leverage buyout transactions because, prior to the September 30, 2004 transaction, its assets and results were immaterial.  Prior to September 30, 2004 Creative Vistas refers to the shell company.  The term “the Company” refers to the post business acquisition and leverage buyout consolidated entity.

Overview and Recent Developments

            On September 22, 2004, we incorporated a new Ontario company, AC Technical Acquisition Corp., in order to effect the acquisition of AC Technical Systems Ltd.  Creative Vistas, Inc. owns 50 VFV shares (voting fixed value shares) and 100 NVE shares (non-voting equity shares) of AC Acquisition.  Brent Swanick owns the remaining 50 VFV shares.  The total issued share capital was CDN$100 (CDN$1 for each VFV share).  Each VFV share is only entitled to a return of CDN$1 upon dissolution of AC Acquisition and has no share in AC Acquisition’s profits; AC Acquisition is a direct subsidiary of ours and our 100 NVE shares have the entire interest in the profits of AC Acquisition.

            On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust), The Navaratnam Trust (our CEO is one of the beneficiaries of the trust) and AC Technical Systems Ltd., AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.  AC Technical became an indirect subsidiary of Creative Vistas and a wholly owned direct subsidiary of AC Acquisition.

The current corporate structure is as follows:

Creative Vistas, Inc. (Listed in OTCBB - Symbol CVAS)
50 VFV shares with CAD$1 each
100 NVE shares with no par value
Brent Swanick
A.C. Technical Acquisition Corp. (Incorporated in Ontario on September 22, 2004)
50 VFV shares with CAD$1 each
10,000,000 common shares with total value of CAD$2
A.C. Technical Systems Ltd. (Incorporated in Ontario)

            The above structure was set up for Canadian tax purposes.  This allows AC Technical to maintain its status as a Canadian Controlled Private Corporation (“CCPC”), which makes it eligible for Canadian research and development tax credits.  A CCPC is a corporation that is not controlled by a non-Canadian entity.  Consequently Brent Swanick, who is Canadian, holds 50% of the voting shares and the Company holds 50% of the voting shares and 100% of the non-voting equity shares so as to satisfy the requirement for CCPC tax treatment.  To provide  protection to the Company, there is a voting agreement between Mr. Swanick and Creative Vistas, Inc. granting Creative Vistas, Inc. the power at any time to cause Mr. Swanick to transfer his VFV shares to another person designated by Creative Vistas.  The result is that under the Canadian tax law, control is not with a foreign entity and AC Technical Systems Ltd. is considered a CCPC.  However, Creative Vistas, Inc. by virtue of its ability to cause the transfer at any time of the VFV shares, completely controls AC Technical.  However, the provisions of the voting agreement do not affect AC Technical’s qualification as a CCPC entitled to certain tax credits.

            On September 30, 2004, pursuant to a Common Stock Purchase Agreement with Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan, Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc., Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. purchased 28,500,000 shares of Creative Vistas, Inc.’s  common stock from Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan for cash consideration of $300,000.

            Immediately prior to this purchase, there were 1,500,000 shares of Creative Vistas, Inc. common stock outstanding.

On September 30, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd., one of the selling shareholders, whereby we issued to Laurus (i) a secured convertible term note in the amount of $4.5 million, (ii) secured revolving notes in the aggregate maximum amount of $3 million, (iii) a related option to purchase up to 1,499,997 shares of our common stock at a price of two-thirds of a cent per share, and (iv) a seven year warrant to purchase up to 2,250,000 shares of our common stock at a price of $1.15 per share.  The loan is secured by all of our assets and the assets of our subsidiaries.

The Company loaned the proceeds of the term note and the revolving notes to AC Acquisition.  AC Acquisition used the funds received to repay an aggregate of $1.8 million of the principal amount of the promissory notes and to pay transaction costs.

After the completion of the business acquisition and leverage buyout transactions Sayan Navaratnam and Dominic Burns controlled 56% and 37% respectively of the common stock of the Company.  Consequently, the acquisition of the controlling stock interest in the non-operating public shell corporation, Creative Vistas (the legal acquirer), by the shareholders of AC Technical, has been accounted for in accordance with EITF 88-16, “Basis in Leveraged Buyout Transactions”.

On September 30, 2004 the previous management and Directors of the Company resigned and in addition to being appointed to the Board of Directors, Sayan Navaratnam and Dominic Burns were appointed Chief Executive Officer and President, respectively.  Additionally, AC Technical’s Chief Financial Officer, Heung Hung Lee, was appointed Chief Financial Officer of the Company.

Our largest customer, Loblaws Companies Ltd. accounted for approximately 22% and 32% of our revenues in each of the fiscal years ended December 31, 2004 and 2003, respectively.  We anticipate that Loblaws Companies Ltd. will account for a significant portion of our future revenues.  Five other customers each accounted for from 1% to 6% of our revenues during the same periods.

                        More than 70% of our revenues are based on purchase orders.

On December 3, 2004, the Company announced that AC Technical was awarded approximately $648,000 in orders for new security projects, providing access control and CCTV equipment plus installation and related services in three projects for the Canadian Government.

In the private sector, on December 20, 2004, the Company announced that AC Technical had been awarded approximately $607,500 in orders for security-related equipment and services for a Canadian regional healthcare facility.

On January 5, 2005, the Company announced that AC Technical was awarded orders for approximately $365,500 in security projects for a Canadian retailer.

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately-held dataBahn, Inc.  dataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets.  The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation.  In furtherance of this acquisition, on March 9, 2005, the Company made a two-year secured loan to dataBahn in the amount of $125,000 and agreed to lend dataBahn an additional $125,000.

On February 1, 2005, the Company announced that AC Technical was awarded additional orders worth approximately $178,200 in security projects for a Canadian retailer.

On February 7, 2005, the Company announced that AC Technical was awarded orders for over $324,000 in security projects for the Canadian Government.

On February 11, 2005, the Company announced that AC Technical was selected by BMW to implement a security project to provide the automotive manufacturer with advanced digital video surveillance equipment, plus integration and related services designed to ensure the security of BMW’s locations in Canada.  The project is expected to be completed during the first half of 2005.

On March 11, 2005 the Company announced that AC Technical was awarded approximately $810,000 in orders for security projects by the Canadian Government, and companies in the education, medical and healthcare markets.

Results of Operations

Comparison of Year Ended December 31, 2004
to Year Ended December 31, 2003

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the fourth quarter of the calendar year. For example, the Canadian federal government has a March year end, and as a result, we experience an increase in government contracts in the first quarter of the calendar year.

For purposes of this “Management’s Discussion and Analysis or Plan of Operation” the numbers in the financial statements covering the successor period from September 30, 2004 to December 31, 2004 were combined with the predecessor period from January 1, 2004 to September 29, 2004 to reflect the entire fiscal year ended December 31, 2004.

Sales:  Sales for fiscal 2004 totaled $8,458,000 representing a decrease of 8.6% from the 2003 fiscal year.  The decrease represents an 11% decrease in contract revenue offset in part by a 15% increase in service revenue.  Our contract revenue decreased by 11%, including the impact of foreign exchange, mainly due to project and constructions delays.  In addition, contract revenue from one of our major customers decreased from $2,900,000 in 2003 to $1,800,000 in 2004.  Fiscal 2003’s revenue was higher as this customer had a greater number of stores that required security systems.  The increase in service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years.  We have experienced a significant increase in the number of inquiries for systems from the government and retail sector.  This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers.  There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold:  Cost of goods sold as a percentage of revenue for the twelve months ended December 31, 2004 increased to $5,884,000 or 69.6% of revenues from $5,801,700 or 62.7% of revenues, for the twelve months ended December 31, 2003.  The increase was mainly due to the increase in material cost to $4,082,900 or 48.5% of revenues in fiscal 2004 from $4,197,200 or 45.5% in fiscal 2003.  This increase was mainly due to higher material costs required for some projects.  On the other hand, the labor and subcontractor cost increased to $1,756,400 or 20.9% of revenues for fiscal 2004 from $1,569,184 or 17% of revenues for fiscal 2003.  This increase was mainly due to the increase in salaries of internal staff.

Project, Selling, General and Administrative Expenses:  Projects, selling, general and administrative expenses for the twelve months ended December 31, 2004 increased to $4,065,000 or 48.1% of revenues for fiscal 2004 from $3,196,200 or 34.5% of revenues for fiscal 2003.  The increase was mainly due to the following:

Increase in project cost to $1,403,000 for fiscal 2004 from $1,337,800 for fiscal 2003. The increase was mainly due to an increase in usage and cost of gas and telephone and increased staff travel to our customers.  The increase was offset by the decrease in salaries and benefits by $61,500 which was mainly due to reduction in staff during the year.

Increase in selling expenses to $1,003,000 or 11.9% of revenues for fiscal 2004 from $906,800 or 9.8% of revenues for fiscal 2003.  The increase was mainly due to the increase in advertising and promotion cost by $14,000 which was mainly due to more promotion expenses incurred by our salespersons.  Also, salaries and commissions to salespersons increased by $114,000 which was mainly due to the increase in salespersons from 7 at the end of 2003 to 9 at the end of 2004. The increase was offset by the decrease in trade show expenses by $27,000 as the number of trade shows attended decreased during the year.

Increase in general and administrative cost to $1,696,000 or 19.7% of revenues for fiscal 2004 was mainly due to the increase in salaries and benefits by $219,000 for two new staff hired during the year: an employee in the Research and Development department and the new Chief Financial Officer.  Also, the professional fees and transaction costs increased by $529,000 which was mainly due to the increase in audit fees, legal fees and consulting fees relating to the transactions and the first year preparation fees for quarterly and annual reports and registration statements and investor relation expenses.  Total legal fees for the year were approximately $300,000  as compared to $12,000 in fiscal 2003.  The increase was mainly due to the transaction fees and fees related to filing the registration statement.  In addition, audit fees increased by $70,000 which was mainly due to the first year preparation fees for quarterly and annual reports and registration statements.  In addition, the investment banking fee for the year was $148,000 (2003:  $Nil).  Investor relations fee was $28,000 (2003:  $Nil).

Operating Income/Loss:  Our losses were mainly due to some projects with lower gross margins in 2004.  The gross margin for the year decreased by 7%.  In addition, we hired more salespersons and other administrative staff.  In addition, there were increases in expenses incurred in the business acquisition and leverage buyout transactions and also expenditures on infrastructure in preparation of becoming a public company and in preparation for future expansion.  We have also invested in research and development to improve and expand our technology base, which may result in increased margins and increased revenues in the future.

Interest Expenses:  Interest expenses for the twelve months ended December 31, 2004 increased to $682,000 or 8.1% of the revenues for fiscal 2004 from $24,800 or 1% of the revenues for fiscal 2003.  The increase was primarily due to the amortization of discount on notes, beneficial conversion features and deferred charges amounting to $548,500 compared to no such expenses in fiscal 2003.  In addition, the Company incurred additional borrowings in the business acquisition and leverage buyout transactions and also incurred expenditures on infrastructure in preparation for becoming a public company and in preparation for future expansion since September 30, 2004.  Total interest for the year was $133,000 (2003:$25,000).

Income taxes:  Income tax recoveries for the twelve months ended December 31, 2004 increased to $150,000 from income tax expenses of $65,700 in fiscal 2003. The changes were mainly due to the tax benefits on losses carried back to prior years and the utilization of research and development tax credits.

Net Income/Loss:  Net loss for the twelve months ended December 31, 2004 was $2,023,000 compared to net income of $163,000 for the twelve months ended December 31, 2003.  The net loss for fiscal 2004 was caused by the decrease in gross margin from 37.3% to 30.4%.  In addition, the additional amortization of discounts on notes, beneficial conversion features and deferred charges amounted to $548,500.  Also, the professional and transaction expenses increased by $529,000 compared to the fiscal 2003.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business.  As of December 31, 2004, we had $1,627,000 in cash.  The balance at December 31, 2004 includes $1,250,000 which was deposited in a restricted bank account.  Pursuant to the Securities Purchase Agreement between the Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements.  The restricted account is to be maintained at the US bank until the effectiveness of the registration statement of which this prospectus is a part and certain other conditions set out in the agreement are satisfied by the Company.  The ability to use the funds is subject to limitations and restrictions.  At Laurus’ discretion, the restricted account is a potential source of financing of future Company acquisitions without the Company having to negotiate new definitive documentation.  Subsequent to year end, Laurus has released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005.  We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company.  During the next 12 months, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $1,984,000 for the twelve months ended December 31, 2004 compared to $445,500 for the twelve months ended December 31, 2003.  The changes in operating assets and liabilities resulted in a use of cash of $734,600, which included a $385,000 increase in accounts receivable, a $201,000 decrease in inventory, a $2,100 decrease in prepaid expenses, a $334,000 decrease in accounts payable, a $354,700 increase in income taxes recoverable, a $76,000 decrease in deferred income taxes and a $60,000 increase in deferred revenue.

Accounts Receivable

Our accounts receivable increased by 25% mainly due to more government related jobs, which have a larger payment cycle, during fiscal 2004 and slower than normal payment on other jobs.  Approximately 75% of the accounts receivable outstanding at December 31, 2004 were less than 60 days old compared with only 70% at December 31, 2003.

Inventory

Inventory on hand at December 31, 2004 decreased 23% compared to December 31, 2003.  The decrease was mainly due to the improvement of inventory control and also the decrease in revenue compared to fiscal year 2003.

Accounts Payable and Accrued Liabilities

Accounts payable decreased 12% to $1,418,200 which was mainly due to the decrease in inventory purchased for future growth and the timing of payments to our suppliers.  Accrued liabilities increased by $98,000 largely as a result of the timing of payments and accrued professional fees for registration statements, audit fees of annual report, and accrued insurance payable.  The accrued professional fees and insurance payable were approximately $78,000 as at December 31, 2004 and $11,000 as at December 31, 2003.

Deferred Revenue

Deferred revenue increased 88% to $190,300 in 2004 from $101,000 in 2003.  This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.  (See summary of accounting policy in our consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable increased to $326,800 as at December 31, 2004 compared to income tax payable of $40,000 as at December 31, 2003.  The changes were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $1,779,500 for the twelve months ended December 31, 2004 compared to $38,000 for the twelve months ended December 31, 2003.  The increase was mainly due to the acquisition of A.C. Technical Systems Ltd. for cash payments of $1,800,000.

Net Cash Provided From Financing Activities.  Net cash provided from financing activities increased to $5,413,000 for the twelve months ended December 31, 2004 compared to $483,700 for the twelve months ended December 31, 2003.  The increase as at December 31, 2004 was principally caused by additional borrowings from Laurus Master Fund, Ltd. including revolving facilities of approximately $2,500,000 and convertible notes of $4,500,000 (see details of arrangement with Laurus Master Fund, Ltd. in the following paragraphs.).  In addition, the increase was partially offset by the repayment of a total of $1,000,000 of credit facilities with a Canadian Bank and the proceeds of the Company’s new facilities with Laurus.  The cost of capital of this transaction was approximately $900,000 with total borrowings from Laurus amounting to $7,000,000.  Some of the expenses incurred have been deferred and are recorded under Deferred Charges (see Note 8 in the financial statements as at December 31, 2004).  However, the Company has obtained a better interest rate from Laurus of prime plus 2% compared to the interest rate the Company obtained from the Canadian Bank which varied for different dollar amounts borrowed but ranged from prime plus 2% to prime plus 5%.  In addition, instead of requiring the Company to repay principal and interest on the loans in cash, at the Company’s option, if certain criteria are met, Laurus may convert the principal and interest of the loans due from the Company to shares of the Company stock.  This will reduce the cash flow requirement of the Company in the future.  The value of the lower interest payments is offset by Laurus’ ability to convert the debt owed into shares of the Company’s Stock and the stand-alone Warrants and Options the Company has granted to Laurus.

Increases in deferred financing costs represent costs directly related to obtaining of financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Our indebtedness increased to $2,438,000 as at December 31, 2004 mainly due to the additional borrowings from Laurus Master Fund, Ltd.

We plan to adopt an incentive stock option plan during the second quarter of 2005.

On September 30, 2004, we entered into a series of agreements with Laurus whereby we issued to Laurus (i) a secured convertible term note in the amount of $4.5 million, (ii) secured revolving notes in the aggregate amount of $3 million, (iii) a related option to purchase up to 1,499,997 shares of our common stock at a price of two-thirds of a cent per share, and (iv) a seven year warrant to purchase up to 2,250,000 shares of our common stock at a price of $1.15 per share.  The term note and revolving notes are secured by all of our assets and the assets of our subsidiaries. Each of the agreements with Laurus is part of an integrated financing structure which, on the whole, management believes to be beneficial to our capital structure.

The principal amount of the Note bears interest at the prime rate plus two percent with a minimum rate of six percent. The minimum monthly payment on the Note is $100,000, plus the monthly interest payment, and may be paid in cash, our common stock or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the Note, together with interest thereon into shares of our common stock at a conversion price of $1 ($3 before the 3 for 1 stock split), provided that such conversion does not result in Laurus beneficially owning more than 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the note or exercise of the option or warrant.  For more information regarding the Laurus Financing, see Note 13 in the financial statements as of December 31, 2004.

Our capital requirements have grown since our inception with the growth of our operations and staffing.  We expect our capital requirements to continue to increase in the future as we seek to expand our operations.  If Laurus converts the term note and/or the revolving notes into shares of the Company’s common stock, the Company will avoid or reduce any cash payment required for principal and interest payable.  As a result, it will improve our cash flow.  However, such conversion by Laurus will dilute the existing shareholders.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities.  In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.  Based upon management’s evaluation of FIN 46R, the adoption is not expected to have a material effect on the consolidated financial statements.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position, FSP 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. The purpose of this FASB Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. FSP explains that Statement 129 applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS in accordance with FASB Statement No. 128, Earnings per share.  To comply with paragraph 4 of Statement 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Quantitative and qualitative terms of the contingently convertible security, disclosure of which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. The guidance in this FSP is effective immediately. The Company adopted the disclosure provision required by FAS 129.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the meaning of the term ‘normal capacity’ was clarified.  Based on the management’s evaluation, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standard Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”.  Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective at the beginning of the first interim or annual period beginning after June 15, 2005.  During the year, the Company has not issued any stock to employees.

In September 2004, the Financial Accounting Standard Board issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. The

Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force also agreed that the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or settleable in shares based on meeting a market condition.  Based on management’s evaluation of EITF 04-8, the adoption is not expected to have a significant effect on the consolidated financial statements.

Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments and is required to repay the principal of its convertible notes and promissory notes due to Laurus and other parties.  In addition, the Company has also entered into an operating lease for its vehicles, computer and office equipment. The total minimum annual payments for the next five years are as follows:

	Payments due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
Convertible notes	$4,500,000	$900,000	$1,200,000	$2,400,000	–	–	–
Other Notes Payable	1,774,491	107,823	138,889	27,779	–	–	1,500,000
Operating leases	198,313	123,864	58,911	15,538	–	–	–
Commitments related to consulting agreements	2,801,290	465,384	509,999	557,153	607,099	661,655	–
	$9,274,094	$1,597,071	$1,907,799	$3,000,470	$607,099	$661,655	$1,500,000

The figures in the above table do not include interest costs.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain.  We have identified three critical accounting estimates: accounts receivable allowances, inventory and accounting for income taxes.

Accounts receivable allowances are determined using a combination of historical experience, current information and management judgment.  Actual collections may differ from our estimates.  A 10% increase in the accounts receivable allowance would increase bad debt expense by $10,000.

Goodwill represents the excess of cost over the net tangible and identifiable assets acquired in business combinations and is stated at cost.  Goodwill and intangibles with indefinite lives are not amortized but tested for impairment no less frequently than annually.  Impairment is measured by comparing the carrying value to fair value using quoted market prices, a discounted cash flow model, or a combination of both.

We derive revenues from contract revenue and services revenue, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for contract and services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Contract revenue consists of fees generated from installation of security system.  Services revenue is primarily derived from maintenance fees for the security system and other service provided to the customers such as labor and material. Revenue is generally recognized when services are performed or it is recognized over the term of maintenance contract.

We record inventory at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  We write down our inventory for obsolescence, and excess inventories based on assumptions about future demand and market conditions.  The business environment in which we operate is subject to customer demand.  If actual market conditions are less favorable than those estimated, additional material inventory write-down may be required.  A 10% in inventory reserve would increase expenses by $0.1 million.

Income taxes are calculated based on the expected treatment of transactions recorded in the consolidated financial statements.  In determining current and deferred components of income taxes, we interpret tax legislation and make assumptions about the timing of the reversal of deferred tax assets and liabilities.  If our interpretations differ from those of tax  authorities or if the timing of reversals is not as anticipated, the provision for income taxes could increase or decrease in future periods.

Item 7.

Financial Statements

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-3

Statement of Shareholders’ Equity and Other Comprehensive Income

F-5

Statement of Operations

F-6

Statement of Cash Flows

F-8

Notes to Financial Statements

F-10

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheet of Creative Vistas, Inc. and its subsidiaries (referred to herein as the “Successor” of the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficiency) and other comprehensive income and cash flows for the period from September 30, 2004 to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. and its subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the period from September 30, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

(signed)  BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
March 9, 2005

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Creative Vistas, Inc.

We have audited the accompanying balance sheet of Creative Vistas, Inc. (referred to herein as the “Predecessor”) as of December 31, 2003 and the related statements of operations, stockholders’ equity (deficiency) and other comprehensive income and cash flows for the period from January 1, 2004 to September 29, 2004 and for the year ended December 31, 2003.  These financial statements are the responsibility of the Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Predecessor’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2003 and the results of its operations and its cash flows for the period from January 1, 2004 to September 29, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Predecessor adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

(signed)  BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
February 24, 2005

Creative Vistas, Inc.
Consolidated Balance Sheets

December 31	2004	2003

Assets
Current Assets
Cash and bank balances	$377,677	$-
Restricted cash (Note 4)	1,250,000	-
Accounts receivable, net of allowance
for doubtful accounts $ 33,333 (2003-$105,671)	2,640,973	2,113,027
Income tax recoverable (Note 11)	326,834	-
Inventory, net of reserve of $nil (2003-$nil)	551,477	714,758
Prepaid expenses (Note 5)	120,990	22,845
Due from related parties (Note 6)	2,129	3,514
Deferred income taxes (Note 11)	-	20,517
	5,270,080	2,874,661
Property and equipment, net of depreciation (Note 7)	822,660	811,780
Goodwill	503,900
Deferred financing costs, net (Note 8)	1,050,986	-
Customer list (Note 9)	8,334	11,570
Deferred income taxes (Note 11)	34,640	1,196
	$7,690,600	$3,699,207
Liabilities and Shareholders' Equity (Deficiency)

Current Liabilities
Bank indebtedness (Note 10)	$2,437,929	$633,749
Accounts payable	1,418,297	1,617,231
Accrued salaries and benefits	142,070	202,981
Accrued commodity taxes	130,217	91,641
Accrued liabilities	167,104	45,936
Deferred income	190,388	101,059
Deferred income taxes (Note 11)	24,997	-
Income taxes payable (Note 11)	-	40,011
Current portion of convertible notes (Note 13)	124,207	-
Current portion of other notes payable (Note 14)	107,823	-
Mortgage loan (Note 15)	-	236,953
Due to related parties (Note 6)	4,865	117,757
	4,747,897	3,087,318
Convertible notes (Note 13)	1,225,601	-
Other notes payable (Note 14)	1,666,668	-
Due to related parties (Note 6)	192,391	129,568
	7,832,557	3,216,886

Shareholders' equity (deficiency)
Share capital

Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,135,000 Common shares (2003-30,000,000)	-	2
Accumulated paid-in capital	4,281,668	-
Accumulated other comprehensive income	(13,709)	72,939
Accumulated retained earnings (deficit)	(4,409,916)	409,380
	(141,957)	482,321

	$7,690,600	$3,699,207

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ Equity (Deficiency) and Other Comprehensive Income

	Shares	Amount	Additional paid-in capital	Accumulated retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (deficiency)
Predecessor
Balance, December 31, 2002	30,000,000	$71	$-	$246,623	$5,363	$252,057
Redemption during the year		(71)	-	-	-	(71)
Issuance of common shares		2	-	-	-	2
Net Income	-	-	-	162,757	-	162,757
Translation adjustment	-	-	-	-	67,576	67,576
Balance, December 31, 2003	30,000,000	2	-	409,380	72,939	482,321
Net loss	-	-	-	(765,653)	-	(765,653)
Translation adjustment	-	-	-	-	(27,038)	(27,038)
Balance, September 29, 2004	30,000,000	2	-	(356,273)	45,901	(310,370)
Sucessor
Continuing shareholders basis adjustment	-	(2)	-	(2,796,100)	-	(2,796,102)
Stock-based compensation to non-employees	135,000	-	149,000	-	-	149,000
Conversion features of options and warrants (Note 17)	-	-	4,132,668	-	-	4,132,668
Net loss	-	-	-	(1,257,543)	-	(1,257,543)
Translation adjustment					(59,610)	(59,610)
Balance, December 31, 2004	30,135,000	$-	$4,281,668	$(4,409,916)	$(13,709)	(141,957)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Operations

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003

Contract and service revenue
Contract	$2,177,587	$5,268,773	$8,372,470
Service	228,126	783,184	878,874
	2,405,713	6,051,957	9,251,344

Cost of sales
Contract	1,669,616	3,689,980	5,328,814
Service	105,620	418,563	472,894
	1,775,236	4,108,543	5,801,708

Gross margin	630,477	1,943,414	3,449,636

Operating expense
Project	314,835	1,087,741	1,337,895
Selling	269,756	733,138	906,776
General and administrative	601,439	1,058,142	951,567
	1,186,030	2,879,021	3,196,238

Income (loss) from operations	(555,553)	(935,607)	253,398

Interest expenses
Interest (Note 6, 13, 14 and 15)	109,869	23,550	24,868
Amortization of debt discount and	548,539	-	-
deferred charges (Note 8 and 13)
	658,408	23,550	24,868

Income (loss) before income taxes	(1,213,961)	(959,157)	228,530

Income taxes (Note 11)	43,582	(193,504)	65,773
Net income (loss)	(1,257,543)	(765,653)	162,757

Other comprehensive income (loss):
Foreign currency
translation adjustment	(59,612)	(27,038)	67,576

Comprehensive income (loss)	$(1,317,155)	$(792,691)	$230,333

Basic weighted-average shares (Note 18)	30,014,753	30,000,000	30,000,000

Basic earnings per share (Note 18)	$(0.04)	$(0.03)	$0.01

Diluted earnings per share (Note 18)	$(0.04)	$(0.03)	$0.01

Creative vistas, Inc.
Consolidated Statement of Cash Flows

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003

Cash provided by (used in)
Operating activities
Net income (loss)	$(1,257,543)	$(765,653)	$162,757
Adjustments to reconcile
net income (loss) to net
cash (loss) to net cash
provided by (used in)
perating activities
Depreciation of capital assets	13,640	37,589	51,520
Amortization of customer lists	1,025	2,823	3,568
Amortization of discount on notes	211,580	-	-
Amortization of beneficial	211,580	-	-
conversion features
Amortization of deferred charges	125,379	-	-
Bad debt expenses	34,830	1,055
Deferred income taxes	74,538	(125,740)	22,120
Stock-based	185,058	-	-
compensation expenses
Changes in non-cash
working capital balance
Accounts receivable	(324,289)	(60,518)	(357,480)
Inventory	23,192	178,160	(113,174)
Prepaid expenses	4,991	(2,891)	(16,233)
Deferred income taxes	75,936	-	(6,817)
Accounts payable and other	(386,102)	52,095	(89,727)
accrued liabilities
Deferred revenue	(167,798)	227,503	(102,023)
Income taxes payable	(249,642)	(105,043)	(31)
	(1,423,625)	(560,620)	(445,520)

Investing activities
Due from related parties	1,640	-	1,333
Purchase of property and equipment	-	(967)	(39,584)
Investment in subsidiary	(1,800,079)	-	-
	(1,798,439)	(967)	(38,251)

Financing activities
Increase in bank indebtedness	1,334,719	394,729	354,950
Deferred financing costs	(751,289)	-	-
Due to related parties	5,182	(67,968)	146,932
Notes payable	-	248,006	-
Convertible notes	4,500,000	-	-
Repayment of mortgage principal	(237,463)	(13,180)	(18,042)
Redemption of common shares	-	-	(71)
Issuance of common shares	-	-	2
	4,851,149	561,587	483,771

Effect of foreign exchange rate changes on cash	(1,408)	-	-

Net change in cash and cash equivalents	1,627,677	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$1,627,677	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$212,532	$236,082	$63,409
Cash paid for income taxes	$-	$37,278	$7,135

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2004

1.        Nature of Business

On September 30, 2004 the ultimate stockholders of AC Technical Systems Ltd. (“AC Technical”) entered into a series of transactions to acquire a controlling stock interest in Creative Vistas, Inc. (“CVAS”).  On September 30, 2004, the CVAS’ stockholders entered into a Common Stock Purchase Agreement (the “Agreement”) with Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. (a corporation controlled by Sayan Navaratnam).  Pursuant to the Agreement, Miller Capital Corporation and Tudor Investments LTD agreed to sell 28,500,000 shares of CVAS to Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. for cash consideration of $300,000.

Prior to the consummation of the Agreement, CVAS completed a series of transactions resulting in AC Technical becoming a subsidiary of CVAS.  On September 22, 2004, CVAS incorporated a new Ontario company, AC Technical Acquisition Corp.(“AC Acquisition”) controlled by CVAS through a voting agreement with Brent Swanick.  CVAS owns 50 VFV shares (voting fixed shares) and 100 NVE shares (non-voting equity).  Brent Swanick owns the remaining 50 VFV shares.  The total issued share capital was $100 ($1 for each VFV share).  There was no par value for the NVE shares; AC Acquisition is a subsidiary of Creative Vistas, Inc.  Subsequently, on September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust, The Navaratnam Trust and AC Technical, AC Acquisition acquired all of the issued and outstanding shares of AC Technical form The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.  AC Technical became a subsidiary of CVAS.

On September 30, 2004, concurrent with the consummation of the Agreement, the Registrant entered into a number of agreements with Laurus Master Fund, Ltd. (“Laurus”) for (i) a secured convertible term note (the “Note”) in the amount of $4.5 million and (ii) secured revolving notes (together with the Term Note, the “Notes”) in the aggregate maximum amount of $3 million, (iii) a related options to purchase up to 1,499,997 shares of our common stock at a price of two-thirds of a cent per share (the “Option”), and (iv) a seven year warrant to purchase up to 2,250,000 shares of our common stock at a price of $1.15 per share (the “Warrant”).  The Notes are secured by all of the assets of CVAS and its subsidiaries.

CVAS loaned the proceeds of the Notes to AC Acquisition. AC Acquisition used the funds received to repay an aggregate of $1.8 million of the principal amount of the promissory notes and to pay transaction costs.  The inter-company balance is subject to interest at a negotiated interest rate.

After the completion of the business acquisition and leverage buyout transactions AC Technical’s previous ultimate stockholders Sayan Navaratnam and Dominic Burns controlled 56% and 37% respectively of the common shares of CVAS.  Consequently, the acquisition of the controlling stock interest in the non-operating public shell corporation, CVAS (the legal acquirer), by the shareholders of AC Technical, has been accounted for as a business acquisition and leverage buyout under EITF 88-16.

On September 30, 2004 the previous management and Directors of CVAS resigned and in addition to being appointed to the Board of Directors Sayan Navaratnam and Dominic Burns were appointed Chief Executive Officer and President respectively.  Additionally, AC Technical’s Chief Financial Officer, Heung Hung Lee, was appointed Chief Financial Officer of CVAS.

A.C. Technical Systems Ltd. a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems.  The Company operates under the trade name of AC Technical Systems.

2.        Stock Splits

On December 23, 2004, the Company’s board of directors declared a three-for-one stock split on the shares of the Company’s common stock. Each shareholder of record on December 17, 2004, received two additional shares of common stock for each share of common stock then held. The Company retained the current par value of $Nil per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.

3.        Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements as at and for the fiscal period ended December 31, 2004 have been prepared by management from the historical financial records of A.C. Technical Systems Ltd. in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2004 and statement of operations and cash flows for the period from September 30, 2004 to December 31, 2004 include the accounts of CVAS, AC Acquisition and AC Technical.  The Company’s balance sheet as at December 31, 2003 and statement of operations and cash flows for the periods ended September 29, 2004 and December 31, 2003 include the accounts of AC Technical.  No financial statements are presented for the shell company, Creative Vistas, Inc., prior to the business acquisition and leverage buyout transactions because, prior to the September 30, 2004 transaction, its assets and results were immaterial.  All material inter-company accounts, transactions and profits have been eliminated.

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an initial maturity of three months or less to be cash and cash equivalents.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

The Company’s cash and cash equivalents were $377,677 and $Nil as at December 31, 2004 and 2003.  During the fiscal periods ended December 31, 2004 and 2003 the Company experience net cash outflows from the operating activities.  During these fiscal periods the Company financed its operations through borrowings with a financial institution and loans from related and third parties.  All incoming cash is deposited into the bank account with the operating line facility in order to reduce interest payments.  Therefore, there are no cash balances for fiscal year ended December 31, 2003.

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Investment Tax Credits

Investment tax credits are accrued when qualifying expenditures are made and there is reasonable assurance that the credits will be realized.  Investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses.  Tax credits earned with respect to capital expenditures are applied to reduce the cost of the related capital assets.

Research and Development Expenditures

Research and development costs (other than capital expenditures) are expensed as incurred.  Expenditures are reduced by any related investment tax credits.

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost and market value.  Cost is generally determined on the first in, first out basis.  The inventory is net of estimated obsolescence, and excess inventory based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment is stated at original cost.  Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are expensed when incurred. Depreciation per annum is computed over the estimated useful life as follows:
Industrial condominium   4% declining balance basis
Equipment  20% declining balance basis
Furniture and fixtures   20% declining balance basis
Computer equipment   30% declining balance basis

Customer List

Customer list represents the acquisition cost of an acquired customer list and is recorded at cost less accumulated amortization.  Amortization is provided on a straight-line basis over the period of expected benefit of 5 years.  The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed.

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed.  To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment.  If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Notes 1 and 19.  This transaction was accounted for as a purchase in accordance with Standards of Financial Accounting Standards No. 141 “Business Combinations”.  As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88−16”).  As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill.

Issuance of Equity Instruments for Services

Stock-based awards to non-employees are accounted for based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable in accordance with the provisions of Statement of Financial Accounting  Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Emerging  Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Revenue Recognition

Contract Revenue

Software Related Services – Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements.  As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts, using either the percentage-of-completion method or the completed contract method.  The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract.  The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, system installation and project management.  Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.  The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable.  When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes.

For contracts of shorter duration, revenue is generally recognized when services are performed.  Contractual terms may include the following payment arrangements: fixed fee, full-time equivalent, milestone, and time and material.  In order to recognize revenue, the following criteria must be met:

  Signed agreement — The agreement must be signed by the customer.

  Fixed Fee — The signed agreement must specify the fees to be received for the services.

  Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

  Collectibility is probable — The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer.  Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades.  Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years.  A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period.  Rates for product maintenance and upgrades are generally provided under time and material contracts.  Revenue for these services is recognized in the period in which the services are provided.

Warranty

The Company carries a reserve based upon historical warranty claims experience.  Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual.  Expenditures exceeding such accruals are expensed direct to cost of sales.

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations.  The Company has reported a net loss for the year ended December 31, 2004.  As a result, 1,499,999 and 2,989,500 shares of common stock, which may be issued upon exercise of options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the year ended December 31, 2004, because their inclusion would be anti-dilutive.  There were no options or warrants granted in 2003.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes, notes payable and related party balances also approximates fair value.

Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and equivalents and accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers serviced by the Company and their generally short payment terms.

Fair Value

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term notes payable approximate their fair value as of December 31, 2003 and 2004.

Foreign Currency Translation

The Company maintains its accounts in United States dollars and in Canadian dollars for Canadian-based subsidiaries.  The financial statements have been translated into United States dollars in accordance with SFAS. No. 52, Foreign Currency Translation.

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Statement of operations amounts have been translated using the average exchange rate for the year.  The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The provision for income taxes consists of an amount for the taxes currently payable and a provision for the tax consequences deferred to future periods.

Comprehensive Income

Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to foreign currency translation adjustments.

Accounting Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting

Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties.  The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities.  In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46.  Based upon management’s evaluation of FIN 46R, the adoption is not expected to have a material effect on the consolidated financial statements.

In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) FSP 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. The purpose of this FASB Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. FSP explains that Statement 129 applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS in accordance with FASB Statement No. 128, Earnings per share.  To comply with paragraph 4 of Statement 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Quantitative and qualitative terms of the contingently convertible security, disclosure of which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. The guidance in this FSP is effective immediately. The Company adopted the disclosure provision required by FAS 129.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred.  Additionally, the meaning of the term ‘normal capacity’ was clarified.  Based on the management’s evaluation of EITF 04-8, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”.  Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective at the beginning of the first interim or annual period beginning after June 15, 2005.  During the year, the Company has not issued any stock to employees.

In September 2004, the Financial Accounting Standard Board (FASB) issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This Issue

addresses when contingently convertible instruments should be included in diluted earnings per share. The Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force also agreed that the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or settleable in shares based on meeting a market condition.  Based on management’s evaluation of EITF 04-8, the adoption is not expected to have a significant effect on the consolidated financial statements.

4.        Restricted Cash

The balance at December 31, 2004 includes $1,250,000 which was deposited in a restricted bank account.  Pursuant to the Securities Purchase Agreement between the Laurus Master Fund (“Laurus”) and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $1,250,000 was deposited into a restricted account for the benefit of Laurus as security for the Company obligations under the Purchase Agreement and the Related Agreements.  The restricted account shall be maintained at the Bank until the receipt of confirmation from the Securities and Exchange Commission that an effective Registration Statements under the Securities Act of 1933 has become effective or certain provision set out in the agreement are achieved by the Company to Laurus. The ability to use the funds is subject to limitations and restrictions.  Subsequent to year ended, Laurus has released $125,000 from the restricted account to the Company for the secured promissory note issued by dataBahn, Inc. (also see Note 21).

5.        Prepaid expenses

The balance consists of the following:
	2004	2003

Consulting and professional fees	$98,182	$-
Refundable deposit	22,808	22,845
	$120,990	$22,845

6.        Related Party Transactions

	2004	2003

Balance due from a company controlled by the

president, non-interest bearing and due on demand	$2,129	$1,971

Balance due from the president of the company,

non-interest bearing and due on demand	-	1,543

	$2,129	$3,514

	2004	2003
Balances due to related parties are as follows:

Advances from the Chief Executive Officer (CEO) of
the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus	$56,736	$34,709

Subordinated loan - advances from the CEO and
is secured by a promissory note, a third ranking general
security agreement, assignment of insurance policy, a
second mortgage on the industrial condominum up to

$269,955, personal guarantee of the president and his
spouse up to $539,910, and a collateral second mortgage
on the president's principal residence up to $77,130, bearing
interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan should be matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest for the year was $3,793 (2003: $8,277).	54,055	136,987

Loan payable to a company controlled by the president's Spouse, non-interest bearing and due on demand	4,865	938

Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus	81,600	74,691
	197,256	247,325

Less current portion	4,865	117,757
	$192,391	$129,568

During the year, $243,000 (2003 - $134,000) in consulting fees and $4,328 (2003 - $8,277) in interest were paid to the Companies controlled by the CEO.   In addition, $81,000 (2003 - $Nil) in consulting fees were paid to the Company controlled by the president’s spouse.

7.        Property and Equipment

		2004		2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$82,713	-	$76,556	-
Industrial condominium	713,328	69,070	660,234	39,083
Equipment	66,670	28,635	61,708	17,702
Furniture and fixtures	53,628	23,601	49,636	14,896
Computer equipment	75,524	47,897	68,912	33,585
	$991,863	169,203	$917,046	105,266

Net book value		$822,660		$811,780

8.        Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from a financial institution. (see Note 10 and 13) Balance included $425,076 which was related to the warrants issued pursuant to investment banking fees.  For the year ended December 31, 2004, the amortization of deferred financing cost approximated $125,379 (2003:Nil). There was no amortization of deferred financings costs in 2003.

		2004			2003

Cost		$1,176,365			$-

Accumulated amortization		125,379			-

		$1,050,986			$-
	-	-	-	-	-

        The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$471,892

2006	379,058
2007	200,036
$1,050,986

9.        Customer List

		2004		2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Customer list	$16,667	8,333	$19,284	7,714

		$8,334		$11,570

Amortization expense for the year ended December 31, 2004 amounted to $3,848 (2003-$3,568).
The estimated amortization expense for each of the next three fiscal years is as follows:

	Year	Amount

	2005	$3,857
	2006	3,857
	2007	620
		$8,334

10.	Bank Indebtedness

	2004	2003

Borrowings under revolving line of credit	$2,437,929	$-
Bank overdraft	-	55,268
Demand overdraft facility and operating loan	-	578,481

	$2,437,929	$633,749

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007.  Advances under this facility of $2,437,929 at December 31, 2004 are collateralized by the assets of the Company.  The Company has the option of paying interest on these borrowings in cash or by issuing common stock.  Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%.

The balance as at December 31, 2003 was related to a revolving credit facility with a Canadian Chartered Bank entered by A.C. Technical Systems Ltd., the wholly owned subsidiary of the Company.  The balance was settled during the year.

11.        Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2004	2003

U.S.	$-	$-
Canadian
Current	(98,719)	43,653
Deferred	(51,203)	22,120
	$(149,922)	$65,773

Reconciliation to statutory rates is as follows:

	2004	2003
Income (loss) before income taxes
Income (loss) from U.S. sales	$(876,872)	$-
Income (loss) from Canadian sales	(1,296,246)	228,530
	(2,173,118)	228,530
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	43.62%	41.6%

The Company has unutilized taxable losses in the United States available for carry forward to reduce income taxes of approximately $222,000 otherwise payable in future years.  In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce income taxes of approximately $290,000 otherwise payable in future years.

	2004		2003
Expected income tax expense (recovery)	$(924,662)	(42.6%)	$95,114	41.6%
Increase (decrease) in taxes resulting from:
Valuation allowances	512,813	23.1%	-	0.0%
Permanent differences	186,949	8.6%	20,878	9.1%
Small business and other
tax rate reductions	55,558	2.6%	(48,458)	(21.2%)
Other	19,420	1.0%	(1,761)	(0.7%)
Income tax expenses (recovery)	$(149,922)	(7.0%)	$65,773	28.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below:

	2004	2003
Assets
Investment tax credits	$1,090	$72,465
Tax benefits on losses carried forward under U.S. tax rate	222,019	-
Tax benefits on losses carried forward under Canadian tax rate	290,795	-
Accounting depreciation in excess of tax depreciation	-	926
Other	50,920	3,162
	564,824	76,553
Less: valuation allowance	(512,813)	-
	(52,011)	76,553
Less: current portion	(16,071)	(42,654)
	$35,940	$33,899

Liabilities
Income tax depreciation in excess of accounting depreciation	$1,300	$3,085
Investment tax credits taxable in the future	8,219	26,147
Other	32,849	25,608
	42,368	54,840
Less: current portion	(41,068)	(22,137)
	$1,300	$32,703
Net deferred income taxes

	2004	2003

Current

Assets	$16,071	$42,654

Liabilities	(41,068)	(22,137)

	$(24,997)	$20,517

Long-term
Assets	35,940	33,899
Liabilities	(1,300)	(32,703)
	$34,640	$1,196

Total	$9,643	$21,713

12.        Warranty

As part of the installation, the Company has provided its customers with warranties.  The warranties generally extend ninety days labor and one year on equipment from the date of project completion.

	2004	2003

Balance, beginning of year	$-	$-
Expenses incurred	(10,556)	(14,082)
Provisions made	19,784	14,082
Balance, end of year	$9,228	$-

13.        Convertible Notes

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured

Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, secured revolving notes of up to a maximum aggregate amount of $3,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

Pursuant to the Secured Convertible Term Note, Laurus provided the Company with a $4,500,000 asset based credit facility in the form of a three-year Convertible Note secured by all the assets of the Company and its subsidiaries including accounts receivable, inventory and real property. The term note is convertible into shares of the Company’s common stock at an initial fixed conversion rate of $1.00 per share.

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note.  Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements.  The restricted account is to be maintained at the US bank until the effectiveness of the registration statement and certain other conditions set out in the agreement are satisfied by the Company.  The ability to use the funds is subject to limitations and restrictions.  At Laurus’ discretion, the restricted account is a potential source of financing of future Company acquisitions without the Company having to negotiate new definitive documentation.  Subsequent to year end, Laurus has released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005.  The $1,250,000 restricted account amount as of December 31, 2004 is included on the Balance Sheet under the caption "Cash and Bank Balance".

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. The effective interest rate of 9.89%, including accretion of debt discount and amortization of the beneficial conversion feature. Interest accrued on the term note but was not payable until October 31, 2004. Interest on the revolving note accrues but is not payable until maturity.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination thereof, dependant upon the occurrence of certain criteria.  Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share.  The amount convertible into the Company’s common stock is subject to a restriction that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,437,929 as at December 31, 2004.

Pursuant to the Secured Convertible Term Note, subject to certain volume limitations and other conditions, all or a portion of the monthly payment due on the Convertible Term Note will be converted into the common stock of the Company if the market price of the Company's common stock reaches a level, for 5 consecutive trading days, which is above 110% of $1.00 (the "Fixed Conversion Price").  If the average closing price of the common stock as reported by Bloomberg, L.P. for the 5 consecutive trading days immediately preceding the date of notice of conversion is greater than or equal to 110% of the Fixed Conversion Price and the amount of the conversion does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 day trading period immediately preceding delivery of the repayment notice then the Company must convert the monthly amount due into shares of the Company’s common stock.  If  the above criteria are not met, then the Company shall convert only the part of the monthly amount that meets the criteria.  Any amounts due that do not meet the criteria are to be paid by the Company in cash.  No amount can be converted until there is an effective registration statement.

Subject to certain conditions, if the average closing price of the common stock is less than 110% of the Fixed Conversion Price for the 5 trading days immediately preceding a repayment date, then Laurus shall provide the Company with a repayment notice requiring the conversion of the monthly amount at a Fixed Conversion Price equal to the lesser of 85% of the average of the closing prices of the common stock during the preceding 20 trading days and 85% of the average of the 3 closing prices of the common stock for the  preceding 3 trading days, provided that the conversion of the monthly amount due does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 days preceding delivery of a repayment notice.  Any amounts due that do not meet the criteria are to be paid by the Company in cash at the conversion price of less than $0.73.

Subject to certain conditions, if after the date a registration statement covering the resale of the conversion shares is declared effective, the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, Laurus will within 10 trading days convert all or part of the then outstanding principal amount of the term note plus all accrued but unpaid interest into shares of the Company’s common stock.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, for stock splits, combinations, stock dividends and similar events.

The Company has granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 120 days after completion of the business acqusition and leverage buyout transaction.

Convertible notes, net of current portions is comprised of:

	2004	2003
7% convertible term note due to Laurus, collateralized by all assets of the Company	$4,500,000	$-
by accounts receivable and other assets of
Less:
Discount on notes, net of accumulated amortization of $211,580 (2003 - $Nil)	(1,575,096)	-

Beneficial convertible features, net of accumulated amortization of $211,580 (2003 - $Nil)	(1,575,096)	-
	1,349,808	-
Less: current portion	124,207	-
	$1,225,601	$-

The amortization of discount on notes and beneficial conversion features for the year were $211,580 and $211,580 respectively.  No such expenses incurred in 2003.

Total interest for the year was $76,406 (2003:$Nil).

Discount on notes represent the fair value of the option and warrant issued to Laurus in connection with the notes payable.  The fair value of the option and warrant were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, share price of $3.2 and expected lives of 10 and 7 years for the option and warrant, respectively.  Discounts on notes are amortized over the term of the related indebtedness using the effective interest method.

In accordance with the provisions of Emerging Issues Task Force (EITF)Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrant and Option at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $1,575,096 and is being amortized as interest expense from the date of the issuance of the Note to the end of the term of the Note.  The Company valued the Convertible Note and the Warrant and Option at issuance. The fair value of the Warrant and Option at the time of issue was $2,963,000. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company marked the Warrant and Option to market at September 30, 2004.  The net carrying value of the Note after allocation of the fair value of the Warrants is being accreted to interest expense over the life of the agreement using the effective interest method.

The principal payments for the next three years are as follows:

Year	Amount

2005	$900,000
2006	1,200,000
2007	2,400,000
$4,500,000

14.        Other Notes Payable

As at December 31, 2004, balance comprises:

	2004	2003

10.5% promissory notes	$166,668	$-
8% convertible promissory note	107,823	-
3% promissory notes	1,500,000	-
	1,774,491	-
Less: current portion	107,823	-
	$1,666,668	$-

In February 2004, the Company issued four promissory notes each with principal amounts of $39,632 and payable at 100% of the face or principal amount in the denomination of CAD $50,000.  The notes mature on February 26, 2007.  Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month.  The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on March 26, 2006.

In September 2004, the Company issued a convertible promissory note payable at 100% of the face or principal amount of $100,000.  The note matures on October 15, 2005.  Interest on the note accrues at the rate of 8% per annum, payable monthly.

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000.  On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance.  The outstanding principal bears interest at 3% per annum with no fixed terms of repayment.  The notes each with an amount of $750,000 are due to The Burns Trust (the president is one of the beneficiaries of the trust) and the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), respectively.

Interest expense recognized for the year was $30,149 (2003:$Nil).

The principal payments for the next five years and thereafter are as follows:

Year	Amount

2005	$107,823
2006	138,889
2007	27,779
2008	-
2009	-
Thereafter	1,500,000
$1,774,491

15.        Mortgage loans

Demand mortgage loan was settled during the year.  Total interest for the year was $10,614 (2003:$16,591).

16.        Major customers

Sales to one (2003-one) major customer for the year comprises 22% (2003 – 32%) of total sales.

Accounts receivable from the top three customers (2003 – three) comprises 33% (2003 – 37%) of the total trade receivable balance as at December 31, 2004.

17.

Shareholders’ Equity

The Company has total authorized share capital of 100,000,000 shares.  On December 23, 2004, the Company declared a three-for-one stock split on the shares of the Company’s common stocks. (see Note 2)

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relations services rendered.  In addition, the Company entered into engagement letter by issuing 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice.  Total recognized consulting and legal expenses for the year relating to the above shares are $16,000 and $34,818. The remaining balance was recorded under prepaid expenses $98,182.

As a result of the above transaction, the number of common shares increased to 30,135,000.

Options

During the year ended December 31, 2004, the Company granted 1,499,999 options to purchase a maximum of 1,499,999 shares of common stock.  All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of $0.02 per share and expire in September 30, 2014. No options were exercised during the year (see also Note 13).

Warrants

During the year ended December 31, 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock.  Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees.  The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes and beneficial convertible features of the convertible notes (see Note 13 for the conditions).  In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 8). These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.15 per share and expire at various dates between September 30, 2009 and September 30, 2011. No warrants were exercised during the year (see also Note13).

18.        Loss Per Share

The following table sets forth the computation of basic and diluted loss per share.  The effect of dilutive securities is included only when dilutive.

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003

Numerator
Net income (loss)	$(1,257,543)	$(765,653)	$162,757

Denominator
Denominator for basic earnings per share
weighted average shares outstanding	30,014,753	30,000,000	30,000,000
Denominator for diluted earnings per share
adjusted weighted average shares
assumed conversions	30,014,753	30,000,000	30,000,000
Basic earnings (loss) per share	(0.04)	(0.03)	0.01
Diluted earnings (loss) per share	(0.04)	(0.03)	0.01

19.

Acquisition

The Transaction described in Note 1 was accounted for as a business combination in accordance with SFAS No. 141 with the step−up in the basis of assets acquired and liabilities assumed limited by the requirements of EITF 88−16.  A summary of the Transaction is presented below:

Proceeds from borrowings	$ 3,300,000
Assumption of bank indebtedness	63,746
Aggregate purchase price	3,363,746
Continuing shareholders’ basis adjustment (Note 3)	(2,796,100)
Purchase price allocated	$ 567,646

Fair value of net tangible assets acquired

Accounts receivable	$ 287,160
Income taxes recoverable	9,030
Inventory	71,107
Prepaid expenses	3,448
Other current assets	3,740
Property and equipment	103,439
Deferred income taxes	20,109
Accounts payable and accrued liabilities	(268,683)
Deferred income	(44,636)
Notes payable	(33,941)
Mortgage payable	(29,852)
Loans payable	(23,740)

Net tangible assets acquired	97,181

470,465

Capitalized transaction costs	33,435

Goodwill	$ 503,900

20.        Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse.  In addition, the Company has also entered into an operating lease for its vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:

	Total	2005	2006	2007	2008	2009

Operating leases	$198,313	$123,864	$58,911	$15,538	$ -	$ -
Commitments related to consulting agreements	2,801,290	465,384	509,999	557,153	607,099	661,655

	$2,999,603	$589,248	$568,910	$572,691	$607,099	$661,655

21.        Subsequent Events

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately-held dataBahn, Inc. (“dataBahn”). dataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation.  In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with dataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of transaction with dataBahn to acquire all its outstanding capital stock or substantially all of its assets.   In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matured on March 9, 2007.  dataBahn pays interest on monthly basis from April 8, 2005 and the monthly principal amounted to $10,416 will start to be paid from April 8, 2006.

Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our prior auditors, Semple & Cooper, LLP, resigned on January 5, 2005 and will be no longer associated with our financial statements that are issued subsequent to September 30, 2004 as a result of the business acquisition and leverage buyout transactions that were completed on September 30, 2004.  On or about the same time as the transactions effective September 30, 2004, we engaged BDO Dunwoody, LLP who were the independent accountants for AC Technical Systems Ltd. to audit our financial statements for fiscal years ended December 31, 2002 and 2003.  The decision to change accountants was made with the approval of our board of directors.

During the most recent two fiscal years (2003 and 2004) and prior to the resignation of our prior auditors on January 5, 2005, the Company had not consulted with BDO Dunwoody LLP on any issue that we had previously consulted with Semple & Cooper including for the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that BDO Dunwoody LLP concluded was an important factor considered by the Company in reaching a decision as to its accounting, auditing or financial reporting issues.

No report of BDO Dunwoody LLP on our financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles.

We believe and we have been advised by Semple & Cooper, LLP that it concurs in such belief that, during the years ended September 30, 2003 and 2002 and any subsequent interim period through the date of their resignation on January 5, 2005, we did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Semple & Cooper, LLP, would have caused it to make reference in connection with its report on our financial statements to the subject matter of this disagreement.

No report of Semple & Cooper, LLP on our financial statements for the years ended September 30, 2003, 2002 and 2001 contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles.  During the years ended September 30, 2003, 2002 and 2001 and any subsequent interim period preceding the former accountant’s resignation, January 5, 2005, there were no “reportable events” within the meaning of Item 304(a)(1) of Regulation S-B promulgated under the Securities Act.

Item 8A.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures   Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-

15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers
Name	Age	Position
Sayan Navaratnam	30	Chairman, Chief Executive Officer and Director
Dominic Burns	44	President and Director
Heung Hung Lee	36	Chief Financial Officer and Secretary

Sayan Navaratnam–Director, Chairman and Chief Executive Officer: Mr.  Navaratnam graduated from University of Toronto with a Double Specialist degree in Economics and Political Science.  He has seven years of experience in technology development and integration specific to the security industry.  He also has three years of experience in telecommunications with Bell Canada.  He was the CEO of Satellite Communications Inc., and its research arm Satellite Advanced Technologies, during 1997-2000.  Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies.  Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd. from 2000-2003.  He also proposed and implemented a strategic marketing campaign to license and distribute a new line of “wavelet” products from ASPRO.  Mr. Navaratnam joined AC Technical as CEO in 2003.  He has in-depth knowledge of key vertical markets and technology demands of security integration.  He has served as a member of advisory committees for technology related schools and companies and was a key member of the Alliance of Exporters and Manufacturers of Ontario.  Mr. Navaratnam was also a member of Innovator’s Alliance of Ontario and was recognized as one of the best executives in Canada in 1999-2000.  Mr. Navaratnam and AC Technical were also recently recognized with an award for one of the Top 100 fastest growing companies in Canada, from 1999 through 2003, by Profit 100.  Mr. Navaratnam has also worked with a number of investment banking firms to raise financing and has been involved in advisory roles with private equity funds as well as investment banking firms and public companies.  Mr. Navaratnam has been a director of our company since September 30, 2004.

Dominic Burns–Director and President: Mr. Burns was the founder of AC Technical in 1991.  He completed his Electrical Apprenticeship program at one of the premier firms in Northern Ireland.  He graduated from Belfast College of Technology with honors in City and Guilds Electrical Theory and Regulations.  Mr. Burns also holds a diploma in radio and navigation systems.  He has an extensive understanding of quality controls in the avionics industry and has been a pioneer in transferring some of the high standards and controls set in the avionics industry to the security integration market.  He has been the President of AC Technical since its inception.  He has been primarily responsible for expanding the firm’s presence in Canada.  Mr. Burns has also designed a number of internal technical and marketing programs to expand AC Technical’s sales and technical capabilities.  Mr. Burns has over 20 years of experience in the security integration industry.  Mr. Burns has been a director of our company since September 30, 2004.

Heung Hung Lee–Chief Financial Officer and Secretary: Ms. Lee joined AC Technical in July 2004 and she has more than 10 years experience in international public accounting primarily with the world’s largest international accounting firms.  She has advanced knowledge in financial statements disclosure and audit issues and has extensive international business experience in countries such as the United States, Hong Kong SAR and the Peoples’ Republic of China.  She was a manager at BDO Dunwoody LLP from 1999 to 2004.  Ms. Lee holds a Bachelor of Business degree from Monash University in Australia.  She is a Chartered Accountant in Canada and qualified CPA in Australia.  Ms. Lee has been the Chief Financial Officer of our company since September 30, 2004.

Significant Employees

Randy Martin–V.P. of Operations.  Randy Martin joined AC Technical in March 2002 as a senior Project Manager and currently holds the position of V.P. of Operations.  Mr. Martin oversees the daily operations of service, installation, integration, and engineering.  He had previously been employed by Satellite Communications Inc. from 1986 until 2002, where he held various senior management positions.  Mr. Martin has over 25 years of experience in the security integration business.

Hajro Çini–Controller.  Hajro Çini is responsible for AC Technical’s finances, including the cash flow, accounting and operations functions.  Mr. Çini joined AC Technical in June 2003 and brings more than 10 years of experience in the financial industry, as well as international financial experience specifically in the manufacturing industry.  He was an account manager at Royal Bank of Canada from July 1997 to June 2003.  Mr. Çini holds a Bachelor of Arts from an international university and a Master of Arts in Economics from University of Toronto.

Andrew Berenyi–V.P. of Technology.  Andrew Berenyi joined AC Technical in February 2004 and currently serves as the V.P. of Technology.  He received his BApSc degree from the University of Toronto in Electrical Engineering (Biomedical option) in 1997 and has extensive experience in the security industry.  From 1997 to 1999 he was employed at Satellite Communications Inc.  His duties ranged from integration of security systems to software testing and development.  From 2000 to 2003 he was a software developer and team leader at ASPRO Technologies Ltd., a Toronto area company producing DVR cards and systems for government, financial, and private industry sectors.

Gaetano DiGiorgio–Senior Account Manager.  Gaetano DiGiorgio is the Senior Account Manager with AC Technical.  He is responsible for a wide range of customers consisting of large national retail organizations, government, entertainment facilities and commercial properties.  Mr.Gaetano joined AC Technical in 1992 and has been involved in all aspects of the business over this time period.  His education consists of numerous electronic and electrical programs and he is a member of the Canadian Sales Professional organization.  Mr. Gaetano has over 12 years of experience in the industry.

During the fiscal year ended December 31, 2004, Heung Hung Lee filed a Form 3 late after becoming an executive officer of the Company.

Item 10.          Executive Compensation

The following summary compensation table set forth all compensation paid or accrued by the Company’s subsidiary, AC Technical, during the three years ended December 31, 2004 for services rendered in all capacities by the Chief Executive Officer of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.  Prior to the business acquisition and leverage buyout transactions, the Company did not pay any compensation to any of its directors and officers, including Rudy R. Miller, its former chief executive officer. There was no such compensation payable to the directors of AC Technical Systems Ltd. for their services.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)	Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam – Chairman	2004	243,000[1]
and Chief Executive Officer	2003	134,000[2]		–
	2002			–
Dominic Burns – President	2004	177,900[3]
	2003	125,097		–
	2002	114,200		–

[1] Including $90,000 from Encapsulated Intersoft Systems and $153,000 from Nationwide Solutions Inc. for consulting fees.
[2] Including $68,700 from Encapsulated Intersoft Systems and $65,000 from Nationwide Solutions Inc. for consulting fees.
[3] Including $81,000 from 1608913 Ontario Inc. for consulting fees. No such payment was made in fiscal 2002 and 2003.

Employment Agreements

On June 1, 2004, AC Technical entered into a consulting agreement with 1608913 Ontario Inc. and Dominic Burns.  Pursuant to this agreement, 1608913 Ontario is to provide the exclusive services of Mr. Burns to the Company for the following compensation:

  From October 1, 2004 until December 31, 2004 compensation at the rate of $192,300 per annum;

  From January 1, 2005 until December 31, 2005 the sum of $211,500;

  From January 1, 2006 until December 31, 2006 the sum of $230,700;

  From January 1, 2007 until December 31, 2007 the sum of $250,000;

  From January 1, 2008 until December 31, 2008 the sum of $269,200; and

  From January 1, 2009 until December 31, 2009 the sum of $288,400.

In addition, 1608913 Ontario is entitled to a bonus payable upon the Company attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009.  The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009.  An additional bonus of 2% will be paid for each additional increment of $405,000 annual gross revenue beyond the revenue target in any given year.  Mr. Burns’ spouse is the only beneficial owner of 1608913 Ontario.

On June 1, 2004, AC Technical entered into a consulting agreement with Nationwide Solutions Inc. and Sayan Navaratnam.  Pursuant to this agreement, Nationwide is to provide the exclusive services of Mr. Navaratnam to the Company for the following compensation:

  From October 1, 2004 until December 31, 2004 compensation at the rate of $230,700 per annum;

  From January 1, 2005 until December 31, 2005 the sum of $253,800;

  From January 1, 2006 until December 31, 2006 the sum of $279,200;

  From January 1, 2007 until December 31, 2007 the sum of $307,100;

  From January 1, 2008 until December 31, 2008 the sum of $337,900; and

  From January 1, 2009 until December 31, 2009 the sum of $373,100.

In addition, Nationwide is entitled to a bonus payable upon the Company attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009.  The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009.  An additional bonus of 2% will be paid for each additional increment of $405,000 annual gross revenue beyond the revenue target in any given year.  Mr. Navaratnam is the only beneficial owner of Nationwide.

1608913 Ontario Inc. and Nationwide Solutions Inc. were structured for the personal tax benefit of Mr. Burns and Mr. Navaratnam, respectively.  Under Canadian tax law, there are potential income tax benefits to Mr. Burns and Mr. Navaratnam from structuring their relationship to the Company as Consulting Agreements between the Company and each of 1608913 Ontario Inc. and Nationwide Solutions Inc. instead of them being employed directly by the Company.  This structure does not have any effect on Creative Vistas.

We have a standard employment contract with our employees that is reviewed on an annual basis.  Of the persons who currently are parties to this employment agreement, only Ms. Lee currently falls under the category of executive staff.  There are no employment contracts with the CEO and the President.  In each standard employment contract, we have included the terms of employment, remuneration, fringe benefits, vacation, confidentiality, non-solicitation and termination of employment.

The Company has no stock option plan although it intends to adopt one during the second quarter of 2005.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of January 15, 2005 of each executive officer, each director, and each shareholder in addition to the selling shareholders known to be the beneficial owner of 5% or more of the Company’s Common Stock and all officers and directors as a group.  As of December 31, 2004, Laurus Master Fund, Ltd. beneficially owned 1,499,997 shares of the Company’s Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock.  The Company and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default,  this provision may not be waived.  Absent this limitation, Laurus would beneficially own 9,249,997 shares of our common stock, which is comprised of 4,500,000 shares under the term note, 1,000,000 shares under the revolving notes, 1,499,997 shares under the option and 2,250,000 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam 735-125 Omni Drive Toronto, Ontario, Canada M1P 5A9	16,885,959	56.1%
Dominic Burns 15 Westlake Street Hampton, Ontario, Canada L0B 1J0	11,082,102	36.9%
Heung Hung Lee 36 Madison Heights Boulevard Markham, Ontario, Canada L6C 2E2	-0-	-0-
All officers and directors as a group (3 persons)	27,968,061	93.0%

Item 12.        Certain Relationships and Related Transactions

On September 22, 2004, we incorporated a new Ontario company, AC Technical Acquisition Corp., in order to effect the acquisition of AC Technical Systems Ltd.  Creative Vistas, Inc. owns 50 VFV shares (voting fixed value shares) and 100 NVE shares (non-voting equity shares) of AC Acquisition.  Brent Swanick owns the remaining 50 VFV shares.  The total issued share capital was CDN$100 (CDN$1 for each VFV share).  Each VFV share is only entitled to a return of CDN$1 upon dissolution of AC Acquisition and has no share in AC Acquisition’s profits; AC Acquisition is a direct subsidiary of ours and our 100 NVE shares have the entire interest in the profits of AC Acquisition.

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust), The Navaratnam Trust (our CEO is one of the beneficiaries of the trust) and AC Technical Systems Ltd., AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.  AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition.  $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus.  As at December 31, 2004, the aggregate outstanding payables to The Burns Trust and The Navaratnam Trust were $1,500,000 in the form of 3% promissory notes with no fixed repayment date.  The notes each with an amount of $750,000 are due to The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), respectively.  Interest expense recognized for the year was $11,250 (2003:$Nil).  See Note 14 of the Financial Statements for the year ended December 31, 2004.

The above structure was set up for Canadian tax purposes.  This allows AC Technical to maintain its status as a Canadian Controlled Private Corporation (“CCPC”), which makes it eligible for Canadian research and development tax credits.  A CCPC is a corporation that is not controlled by a non-Canadian entity.  Consequently Brent Swanick, who is Canadian, holds 50% of the voting shares and the Company holds 50% of the voting shares and 100% of the non-voting equity shares so as to satisfy the requirement for CCPC tax treatment.  To provide  protection to the Company, there is a voting agreement between Mr. Swanick and Creative Vistas, Inc. granting Creative Vistas, Inc. the power at any time to cause Mr. Swanick to transfer his VFV shares to another person designated by Creative Vistas.  The result is that under the Canadian tax law, control is not with a foreign entity and AC Technical Systems Ltd. is considered a CCPC.  However, Creative Vistas, Inc. by virtue of its ability to cause the transfer at any time of the VFV shares, completely controls AC Technical.  However, the provisions of the voting agreement do not affect AC Technical’s qualification as a CCPC entitled to certain tax credits.

On September 30, 2004, pursuant to a Common Stock Purchase Agreement with Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan, Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc., Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. purchased 28,500,000 shares of our common stock from Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan for cash consideration of $300,000.

On September 30, 2004, we entered into a series of agreements with Laurus Master Fund, Ltd. whereby we issued to Laurus (i) a secured convertible term note in the amount of $4.5 million, (ii) secured revolving notes in the aggregate maximum amount of $3 million, (iii) a related option to purchase up to 1,499,997 shares of our common stock at a price of two-thirds of a cent per share , and (iv) a seven year warrant to purchase up to 2,250,000 shares of our common stock at a price of $1.15 per share.  The loan is secured by all of our assets and the assets of our subsidiaries.  The balance of term note as at December 31, 2004 was $4,500,000 which included $1,250,000 deposited in a restricted bank account.  Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $1,250,000 was deposited into a restricted account for the benefit of Laurus as security for the Company’s obligations under the Purchase Agreement and the Related Agreements.  The restricted account is to be maintained at the US bank until the effectiveness of the registration statement of which this prospectus is a part and certain other conditions set out in the agreement are satisfied by the Company. The ability to use the funds is subject to limitations and restrictions.  Subsequent to year end, Laurus has released $125,000 from the restricted account to fund the Company’s loan to dataBahn, Inc. See Note 4 and Note 13 of the financial statements for the year ended December 31, 2004.

On January 31, 2003, we entered into a Subordinated Loan Agreement by which we borrowed $208,000 from Mr. Navaratnam.  The currently outstanding amount of this loan is $54,000 at December 31, 2004 bearing interest at 6% per annum. We pay monthly payments including interest of $10,155.  The loan has been subordinated to the Laurus loans.  No interest has been charged since September 30, 2004, see Note 6 of the financial statements as at December 31, 2004.  In 2003 and 2004, we paid Mr. Navaratnam $8,277 and $4,328, respectively, in interest on this loan.  In addition, we also have received advances from Mr. Navaratnam since December 24, 2003.  The balance as at December 31, 2004 was $56,700 (2003: $34,700).  The advances have been subordinated to the Laurus loans since September 30, 2004, as non interest bearing loans with no fixed term of repayment.  We also have balances due to Mr. Burns in the amount of $74,600 and 81,600 as of December 31, 2003 and December 31, 2004, respectively.  These loans have existed since December 31, 1999.  This loan is subordinated to Laurus Master Funds, non-interest bearing and has no fixed terms of repayment. The advances provided by Mr. Navaratnam and Mr. Burns were for working capital for the Company.  We received an advance from a company controlled by the president’s spouse with a balance of $4,865 and $938 as at December 31, 2004 and December 31, 2003, respectively.  The advance existed since December 31, 2003.  The advance was non interest bearing and due on demand.  The advance was for payment of rent from the company controlled by the president’s spouse to another company but was paid through our bank account.  The sum of the advance has not yet been released to the company owed the rent.  See Note 6 of the Financial Statements for the year ended December 31, 2004.

As at December 31, 2004, we have an immaterial balance due from a company controlled by the president amounting to $2,219 (2003: $1,971) for expenses we paid for this company.  This balance is outstanding since 2002 and was non-interest bearing and due on demand. See Note 6 of the Financial Statements for the year ended December 31, 2004.

Item 13.

Exhibits

2.1	Stock Purchase Agreement dated September 29, 2004, by and among Creative Vistas, Inc., The Burns Trust, The Navaratnam Trust and A.C. Technical Acquisition Corp., and AC Technical Systems Ltd.(2)
2.2

Common Stock Purchase Agreement, dated September 30, 2004, by and among Creative Vistas, Inc., Miller Capital Corporation, Tudor Investments LTD Profit Sharing Plan and Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc.(2)

3.1	Articles of Incorporation, as amended to date(2)
3.2	By-laws(1)
10.1	Security Agreement, dated September 30, 2004, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., A.C. Technical Acquisition Corp., and A.C. Technical Systems Ltd.(2)
10.2	Securities Purchase Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)
10.3	Secured Convertible Term Note, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.4	Secured Convertible Minimum Borrowing Note, dated September 30, 2004 issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.5	Secured Revolving Note, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.6	Common Stock Purchase Warrant, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.7	Common Stock Option, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.8	Registration Rights Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)
10.9	Master Security Agreement, dated September 30, 2004, by and among Creative Vistas, Inc., certain of its subsidiaries and Laurus Master Fund, Ltd.(2)
10.10	Stock Pledge Agreement, dated September 30, 2004, by and among Laurus Master Fund, ltd., Creative Vistas, Inc., and each of the undersigned Pledgors(2)
10.11	Funds Escrow Agreement, dated September 30, 2004, by and among Creative Vistas, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP(2)
10.12	Restricted Account Agreement, dated September 30, 2004 by and among North Fork Bank, Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)
10.13	Letter Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd. relating to the Restricted Account Agreement(2)
10.14	Consulting agreement dated June 1, 2004, by and among AC Technical Systems Ltd., 1608913 Ontario Inc. and Dominic Burns(3)
10.15	Consulting agreement dated June 1, 2004, by and among AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam(3)
10.16	Credit facilities letter dated May 25, 2004, by and between AC Technical Systems Ltd., and Royal Bank of Canada(3)

10.17	Employment agreements with the Company’s executive staff(3)
10.18	Voting Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Brent Swanick
10.19	By-laws of AC Technical Acquisition Corp.
10.20	Promissory Note issued to The Burns Trust
10.21	Promissory Note issued to The Navaratnam Trust
10.22	Secured Promissory Note Purchase Agreement, dated March 9, 2005 by and between Creative Vistas, Inc. and dataBahn, Inc.
10.23	Form of Standard Employment Agreement
16.1	Letter from Semple & Cooper, LLP pursuant to Item 304 of Regulation S-B(4)
21.1	List of all subsidiaries(3)
23.1	Consent of BDO Dunwoody, LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-

(1)

Incorporated by reference to the Form 10-SB of the Company dated May 10, 2000.

(2)

Incorporated by reference to the Form 8-K/A of the Company dated February 2, 2005.

(3)

Filed with the First Amended Form SB-2 on February 4, 2005 and incorporated herein by reference.

(4)

To be filed by amendment

Item 14.

Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years ended December 31, 2004 and 2003 by the Company’s principal accounting firms, BDO Dunwoody LLP and Semple & Cooper, LLP:

	2004	2003
Audit Fees (a)	$54,200	$21,000
Audit Related Fees (b)	24,500	-

Tax Fees (c)	7,400	-
All Other Fees (d)	-	-
Total	$86,100	$21,000

(a)

Audit Fees.

Fees for audit services billed in 2004 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement.  Approximately $50,000 in auditing fees was paid to BDO Dunwoody LLC and $5,000 in auditing fees was paid to Semple & Cooper, LLP.

Fees for audit services billed in 2003 consisted of the audit of our annual financial statements, statutory audits and consents and services that are normally provided in connection with statutory and regulatory filing or engagement.  Approximately $18,000 in auditing fees was paid to BDO Dunwoody LLC and $3,000 in auditing fees was paid to Semple & Cooper, LLP.

(b)

Audit-Related Fees.

Fees for audit-related services billed in 2004 in preparation of Form 8-K and Form SB-2 which were paid to BDO Dunwoody, LLP.

(c)

Tax Fees.

Fees for tax services billed in 2003 and 2004 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns.  We have additionally sought consultation and advice related to various tax compliance planning projects.  All tax fees were paid to BDO Dunwoody, LLP.

(d)

All Other Fees.

No material other fees were billed in 2003 and 2004.

The Company does not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law.  We do not have a formal pre-approval policy.

All the fees for 2004 and 2003 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Sayan Navaratnam Sayan Navaratnam Chief Executive Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE
ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Sayan Navaratnam, certify that:

1.

I have reviewed this quarterly report on Form 10-KSB of Creative Vistas, Inc.;

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

(a)

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

(c)

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

Dated:  April 15, 2005

/s/ Sayan Navaratnam Sayan Navaratnam Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE
ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Heung Hung Lee, certify that:

1.

I have reviewed this quarterly report on Form 10-KSB of Creative Vistas, Inc.;

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

(a)

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

(c)

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

Dated:  April 15, 2005

/s/ Heung Hung Lee Heung Hung Lee Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Creative Vistas, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sayan Navaratnam, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Sayan Navaratnam Sayan Navaratnam Chairman and Chief Executive Officer

April 15, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Creative Vistas, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Fairy Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Heung Hung Lee Heung Hung Lee Chief Financial Officer

April 15, 2005