Form 10QSB
period 2005-03-31
CREATIVE VISTAS INC
filed 2005-05-23
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-16819

CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization	6770 (Primary Standard Industrial Classification Code Number)	86-0464104 (I.R.S. Employer Identification No.)

2100 Forbes Street
Unit 8-10
Whitby, Ontario, Canada L1N 9T3
(905) 666-8676
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 20, 2005, there were 30,095,000 shares of common stock, no par value per share, outstanding.

TABLE OF CONTENTS

                                                                                                                                                                                                       Page

PART I.
FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Item 2.

Management's Discussion And Analysis or Plan of Operation

15

Item 3.

Controls and Procedures

22

PART II.
OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

Submission of Matters to a Vote of Security Holders.

23

Item 5.

Other Information

23

Item 6.

Exhibits and Reports on Form 8-K

23

-i-

PART I.                                                                                  FINANCIAL INFORMATION

Item 1.

Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	March 31, 2005
Assets
Current Assets
Cash and bank balances $	72,124
Accounts receivable, net of allowance for doubtful accounts $33,333	3,751,464
Income tax recoverable	326,977
Inventory, net of reserve of $nil	539,878
Prepaid expenses	50,549
Due from related parties	2,129
4,743,121
Property and equipment, net of depreciation	815,879
Note receivable (Note 4)	125,000
Restricted Cash	1,125,000
Deferred financing costs, net (Note 5)	925,606
Deferred income taxes	34,640
Customer list (Note 6)	7,291
Goodwill	503,898
$8,280,435
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7) $	2,951,242
Accounts payable	1,963,695
Accrued liabilities	335,176
Deferred income	154,167
Deferred income taxes	24,997
Current portion of convertible notes (Note 8)	1,200,000
Current portion of other notes payable (Note 9)	127,711
Due to related parties	5,507
6,762,495
Convertible notes (Note 8)	572,968
Other notes payable (Note 9)	1,646,778
Due to related parties	192,391
9,174,632
Shareholders' deficiency
Share capital	–
Authorized	–
100,000,000 no par value common shares	–
50,000,000 shares of preferred stock	–
Issued	–
30,135,000 Common shares	–
Accumulated paid-in capital	4,281,668
Accumulated other comprehensive income	(12,116)
Deficit	(5,163,749)
(894,197)
8,280,435

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Successor	Predecessor
	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Contract and service revenue
Contract	$ 2,543,944	$ 1,792,272
Service	303,564	272,193
Other	1,042	–
	2,848,550	2,064,465
Cost of sales
Contract	1,816,028	1,075,389
Service	125,761	107,275
	1,941,789	1,182,664
Gross margin	906,761	881,801
Operating expense
Project	333,421	363,839
Selling	181,595	202,557
General and administrative	474,964	273,822
	989,980	840,218
Income (loss) from operations	(83,219)	41,583
Interest
Interest	122,073	6,569
Amortization of debt discount and deferred charges	548,539	–
	670,612	6,569
Income (loss) before income taxes	(753,831)	35,014
Income taxes	–	6,777
Net loss	(753,831)	28,237
Other comprehensive income (loss):
Foreign currency translation adjustment	1,593	(22,341)
Comprehensive income (loss)	(752,238)	5,896
Basic weighted-average shares	30,135,000	30,000,000
Basic earnings per share	$ (0.03)	$ 0.01
Diluted earnings per share	$ (0.03)	$ 0.01

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Successor	Predecessor
	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Cash provided by (used in)
Operating activities
Net income (loss)	$ (753,831)	$ 28,237
Adjustments to reconcile net income (Loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	11,721	12,528
Amortization of customer lists	1,021	941
Amortization of discount on notes	211,580	–
Amortization of beneficial conversion features	211,580	–
Amortization of deferred charges	125,379	–
Bad debt expenses	3,845	–
Stock-based compensation expenses	67,181	–
Changes in non-cash working capital balances
Accounts receivable	(1,090,213)	184,216
Inventory	11,347	(168,501)
Prepaid expenses	3,189	5,625
Accounts payable and other accrued liabilities	432,984	62,046
Deferred revenue	(35,433)	(28,858)
Income taxes payable	(139)	(9,345)
	(799,789)	86,889
Investing activities
Due from related parties	–	1,506
Purchase of property and equipment	(5,089)	(929)
Note receivable	(125,000)	–
	(130,089)	577
Financing activities
Increase in bank indebtedness	513,313	(185,574)
Repayment of mortgage principal	–	(4,393)
Notes payable	-	150,587
Due to related parties	628	(48,086)
	513,941	(87,466)
Effect of foreign exchange rate changes on cash	(14,616)	–
Net change in cash and cash equivalents	(430,553)	–
Cash and cash equivalents, beginning of period	1,627,677	–
Cash and cash equivalents, end of period	$ 1,197,124	$ –
Supplemental Cash Flow Information
Cash paid for interest	$ 122,073	$ 58,215
Cash paid for income taxes	$ –	$ –

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1.

Nature of Business

On September 30, 2004 the ultimate stockholders of AC Technical Systems Ltd. (“AC Technical”) entered into a series of transactions to acquire a controlling stock interest in Creative Vistas, Inc. (“CVAS”). On September 30, 2004, the CVAS stockholders entered into a Common Stock Purchase Agreement (the “Agreement”) with Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. (a corporation controlled by Sayan Navaratnam). Pursuant to the Agreement, Miller Capital Corporation and Tudor Investments LTD agreed to sell 28,500,000 shares of CVAS to Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. for cash consideration of $300,000.

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

After the completion of the business acquisition and leveraged buyout transactions AC Technical’s previous ultimate stockholders Sayan Navaratnam and Dominic Burns controlled 56% and 37% respectively of the common shares of CVAS. Consequently, the acquisition of the controlling stock interest in the non-operating public shell corporation, CVAS (the legal acquirer), by the shareholders of AC Technical, has been accounted for as a business acquisition and leveraged buyout under Emerging Issues Task Force (“EITF”) Issue No. 88-16.

On September 30, 2004 the previous management and Directors of CVAS resigned and in addition to being appointed to the Board of Directors Sayan Navaratnam and Dominic Burns were appointed Chief Executive Officer and President respectively. Additionally, AC Technical’s Chief Financial Officer, Heung Hung Lee, was appointed Chief Financial Officer of CVAS.

A.C. Technical Systems Ltd., a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems. The Company operates under the trade name of AC Technical Systems.

The current corporate structure is as follows:

Creative Vistas, Inc. (Listed in OTCBB - Symbol CVAS)
Brent Swanick
50 VFV shares with CAD$1 each
100 NVE shares with no par value
50 VFV shares with CAD$1each
A.C. Technical Acquisition Corp. (Incorporated in Ontario on September 22, 2004)
10,000,000 common shares with total value of CAD$2
A.C. Technical Systems Ltd. (Incorporated in Ontario)

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

3.

Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2005 and statement of operations and statement of cash flows for the period ended March 31, 2005 include the accounts of CVAS, AC Acquisition and AC Technical. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed statement of operations and statement of cash flows for the period ended March 31, 2004 include the account of AC Technical. No separate financial statements are presented for the company, Creative Vistas, Inc., prior to the business acquisition and leveraged buyout transactions because, prior to September 30, 2004, it had no material assets or results. The balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2004 and 2005 and the statements of cash flows for the three months ended March 31, 2004 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The Company’s cash and cash equivalents were $1,197,124 as at March 31, 2005.

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

Property and Equipment

Property and equipment is stated at original cost. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation per annum is computed over the estimated useful life as follows:

Industrial condominium	4% declining balance basis
Furniture and fixtures	20% declining balance basis
Computer equipment	30% declining balance basis
Equipment	20% declining balance basis

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

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill.

Issuance of Equity Instruments for Services

Stock-based awards to non-employees are accounted for based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable in accordance with the provisions of Statement of Financial Accounting  Statements No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

Revenue Recognition

Contract Revenue

Software Related Services – Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts, using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

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

•

Signed agreement — The agreement must be signed by the customer.

•

Fixed Fee — The signed agreement must specify the fees to be received for the services.

•

Delivery has occurred — Delivery is substantiated by time cards and where applicable, supplemented by an acceptance from the customer that milestones as agreed in the statement have been met.

•

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

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the period ended March 31, 2005. As a result, 1,499,999 and 2,989,500 shares of common stock, which may be issued upon exercise of options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the three months ended March 31, 2005, because their inclusion would be anti-dilutive. There were no options or warrants granted during the three month period ended March 31, 2005.

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

Foreign Currency Translation

The Company maintains its accounts in United States dollars and in Canadian dollars for Canadian-based subsidiaries.  The financial statements have been translated into United States dollars in accordance with SFAS No. 52, Foreign Currency Translation.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. Based upon management’s evaluation of FIN 46R, the adoption did not have a material effect on the consolidated financial statements.

In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. The purpose of this FASB Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. FSP explains that Statement 129 applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS in accordance with FASB Statement No. 128, Earnings per share. To comply with paragraph 4 of Statement 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion, quantitative and qualitative terms of the contingently convertible security, disclosure of which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. The guidance in this FSP is effective immediately. The Company adopted the disclosure provision required by FAS 129.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term “normal capacity” was clarified.  Based on the management’s evaluation of SFAS No. 151, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period beginning after December 15, 2005..  During the year, the Company has not issued any stock-based awards to employees.

In September 2004, the FASB issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. The Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force also agreed that the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or settleable in shares based on meeting a market condition. Based on management’s evaluation of EITF 04-8, the adoption did not have a significant effect on the consolidated financial statements.

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

4.

Note Receivables

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately-held dataBahn, Inc. (“dataBahn”). dataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation. In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with dataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of a transaction with dataBahn to acquire all its outstanding capital stock or substantially all of its assets. In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matures on March 9, 2007. dataBahn pays interest on a monthly basis from April 8, 2005 and the monthly principal amount of $10,416 will start to be paid from April 8, 2006.

5.

Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended March 31, 2005, the amortization of deferred financing cost approximately $125,379 (2004 - $Nil).

2005
Cost	$ 1,176,365
Accumulated amortization	250,759
$ 925,606

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$ 346,513
2006	379,058
2007	200,035
$925,606

6.

Customer List

	2005
	Cost	Accumulated Depreciation
Customer list	$16,667	9,376
		$ 7,291

Amortization expense for the period ended March 31, 2005 amounted to $1,021 (2004-$941). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$ 2,814
2006	3,857
2007	620
7,291

7.

Bank Indebtedness

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007 which included a secured convertible minimum borrowing note amounted to $1,000,000 (see Note 8).  Advances under this facility of $2,951,242 at March 31, 2005 are collateralized by the assets of the Company.    Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%.

8.

Convertible Notes

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, secured revolving notes and secured convertible minimum borrowing note (“the revolving note”) of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank until the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus and certain other conditions set out in the agreement are satisfied by the Company. The ability to use the funds is subject to limitations and restrictions. At Laurus’ discretion, the restricted account is a potential source of financing of future

 Company acquisitions without the Company having to negotiate new definitive documentation. Subsequent to 2004 fiscal year end, Laurus has released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005. The $1,250,000 restricted account amount as of March 31, 2005 is included on the Balance Sheet under the caption “Restricted Cash”.

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. Interest accrued on the term note but was not payable until October 31, 2004. Interest on the revolving note accrues but is not payable until maturity. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share. The amount convertible into the Company’s common stock is subject to a restriction that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,951,242 as at March 31, 2005.

Pursuant to the Secured Convertible Term Note, subject to certain volume limitations and other conditions, all or a portion of the monthly payment due on the Convertible Term Note will be converted into the common stock of the Company if the market price of the Company's common stock reaches a level, for 5 consecutive trading days, which is above 110% of $1.00 (the “Fixed Conversion Price”). If the average closing price of the common stock as reported by Bloomberg, L.P. for the 5 consecutive trading days immediately preceding the date of notice of conversion is greater than or equal to 110% of the Fixed Conversion Price and the amount of the conversion does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 trading day period immediately preceding delivery of the repayment notice then the Company must convert the monthly amount due into shares of the Company’s common stock. If the above criteria are not met, then the Company shall convert only the part of the monthly amount that meets the criteria. Any amounts due that do not meet the criteria are to be paid by the Company in cash.  No amount can be converted until there is an effective registration statement.

Subject to certain conditions, if the average closing price of the common stock is less than 110% of the Fixed Conversion Price for the 5 trading days immediately preceding a repayment date, then Laurus shall provide the Company with a repayment notice requiring the conversion of the monthly amount at a Fixed Conversion Price equal to the lesser of 85% of the average of the closing prices of the common stock during the preceding 20 trading days and 85% of the average of the 3 closing prices of the common stock for the  preceding 3 trading days, provided that the conversion of the monthly amount due does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 trading days preceding delivery of a repayment notice.  Any amounts due that do not meet the criteria are to be paid by the Company in cash.

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

Pursuant to the Secured Convertible Minimum Note, subject to certain volume limitations and other conditions, if after the date a registration statement covering the resale of the conversion shares is declared effective, the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, Laurus will within 10 trading days convert all or part of the then outstanding amount of the secured convertible minimum note plus all accrued but unpaid interest into shares of the Company’s common stock. No amount can be converted until there is an effective registration statement.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, for stock splits, combinations, stock dividends and similar events.

Convertible notes, net of current portions is comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$ 4,500,000
Less:
Discount on notes, net of accumulated amortization of $423,160	(1,363,516)
Beneficial conversion features, net of accumulated amortization of $423,160	(1,363,516)
$ 1,772,968
Less current portion	1,200,000
$ 572,968

The amortization of discount on notes and beneficial conversion features for the period was $211,580 and $211,580 respectively. No amortization for the period ended March 31, 2004.

Total interest for the period was $104,912 (2004-$Nil).

Discount on notes represents the fair value of the option and warrant issued to Laurus in connection with the notes payable. The fair value of the option and warrant were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, share price of $1.07 and expected lives of 10 and 7 years for the option and warrant, respectively. Discounts on notes are amortized over the term of the related indebtedness using the effective interest method.

In accordance with the provisions of Emerging Issues Task Force (EITF)Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrant and Option at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $1,575,096 and is being amortized as interest expense from the date of the issuance of the Note to the end of the term of the Note. The Company valued the Convertible Note and the Warrant and Option at issuance. The fair value of the Warrant and Option at the time of issuance was $2,963,000. The Company marked the Warrant and Option to relative fair value at September 30, 2004 under EITF 98-5/00-27. The net carrying value of the Note after allocation of the fair value of the Warrants is being accreted to interest expense over the life of the agreement using the effective interest method.

The principal payments for the next three fiscal years are as follows:

Year	Amount

2005	$ 900,000
2006	1,200,000
2007	2,400,000
$ 4,500,000

9.

Other Notes Payable

As at March 31, 2005 balance comprises:

2005
10.% promissory notes	$ 166,668
8% convertible promissory notes	107,823
3% promissory notes	1,500,000
1,774,491
Less: current portion	127,711
$ 1,646,780

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

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal bears interest at 3% per annum with no fixed terms of repayment. The notes each with an amount of $750,000 are due to The Burns Trust (the Company’s president is one of the beneficiaries of the trust) and the Navaratnam Trust (the Company’s CEO is one of the beneficiaries of the trust), respectively.

Interest expense recognized for the period was $17,161 (2004 - $Nil).

The principal payments for the next five fiscal years and thereafter are as follows:

Year	Amount
2005	$ 107,823
2006	138,889
2007	27,779
2008	-
2009	-
Thereafter	1,500,000
$ 1,774,491

10.

Shareholders’ Equity

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relations services rendered.  In addition, the Company entered into an engagement letter by issuing 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice. Total recognized consulting and legal expenses for the period ended March 31, 2005 relating to the above shares are $32,000 and $35,182. The remaining balance was recorded under prepaid expenses of $67,182.

As a result of the above transactions, the number of common shares increased to 30,135,000.

Options

During the fiscal year 2004, the Company granted 1,499,999 options to purchase a maximum of 1,499,999 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. No options were exercised during the period.

Warrants

During the fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes and beneficial conversion features of the convertible notes (see Note 8 for the conditions). In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 5). These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.15 per share and expire at various dates between September 30, 2009 and September 30, 2011. No warrants were exercised during the period.

11.

Loss Per Shares

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Numerator
Net income (loss)	$ (753,831)	$ 28,237

Denominator
Denominator for basic earnings per share weighted average shares outstanding	30,135,000	30,000,000
Denominator for diluted earnings per share adjusted weighted average shares	30,135,000	30,000,000
Basic earnings (loss) per share	(0.03)	0.01
Diluted earnings (loss) per share	(0.03)	0.01

Total number of shares excluded from the calculation of loss per share for the period ended March 31, 2005 was 4,489,499 because they are anti-dilutive.

Item 2.

Management's Discussion And Analysis or Plan of Operation

(Unaudited)

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

No financial statements are presented for the shell company, Creative Vistas, Inc., prior to the business acquisition and leveraged buyout transactions because, prior to the September 30, 2004 transactions, its assets and results were immaterial.  Prior to September 30, 2004, Creative Vistas refers to the shell company. The term “the Company” refers to the post business acquisition and leveraged buyout consolidated entity.

Overview and Recent Developments

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

On February 1, 2005, the Company announced that AC Technical was awarded additional ordes worth approximately $178,200 in security projects for a Canadian retailer.

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

On March 11, 2005 the Company announced that AC Technical was awarded approximately $810,000 in orders for security projects by the Canadian Government, and companies in the education, medical and healthcare markets. On March 24, 2005 the Company announced that AC Technical was awarded approximately $1,377,000 in additional orders for security projects by the Canadian Government, and companies in the education, medical and healthcare markets.

On April 1, 2005 the Company announced that AC Technical received a grant from Canada’s Industrial Research Assistance Program.

Results of Operations
Comparison of  Period Ended March 31, 2005
to Period Ended March 31, 2004

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the fourth quarter of the calendar year. For example, the Canadian federal government has a March year end, and as a result, we experience an increase in government contracts in the first quarter of the calendar year.

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month periods ended March 31, 2005 to the comparable period in 2004, which relates to AC Technical Ltd., the predecessor. The business of AC Technical was acquired in a leveraged buyout on September 30, 2004. Prior to the September 30, 2004 Creative Vistas, Inc. had no material assets or results.

Sales:  Sales for the three month period ended 2005 increased 37% to $2,849,000 from $2,065,000 for the three month period ended 2004.  Contract revenue increased $752,000 in the first quarter, or 42%.  The increase was mainly due to an increase in the number of subcontracts for the provision of services to government contracts approximately $350,000 . As at March 31, 2005, the Company’s backlog of signed subcontracts for government contracts were consistent with the increased experiences during the quarter. For the first quarter ended March 31, 2005, contract revenue from three of our major customers was $815,000, representing an increase of $44,000 or 7%. The increase resulted from the Company winning a greater percentage of contract bids.  Service revenue increased 12% to $304,000 for the first quarter of fiscal 2005 from $273,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold:  Cost of goods sold as a percentage of revenue for the three months ended March 31, 2005 was 1,942,000 or 68% of revenues compared to 1,183,000 or 57% of revenues for the three month period ended March 31, 2004. The material cost was $1,362,000 or 47.8% of the revenue for the three months ended March 31, 2005 compared to $848,000 or 33.1% of revenues in the same period of fiscal 2004. The increased in percentage of the material cost was mainly due to some contracts with higher percentage of materials . On the other hand, the labor and subcontractor cost increased to $528,000 or 18.5% of revenues for the three months ended March 31, 2005 and $473,400 or 21.5% of revenues for fiscal 2004.  This decrease in percentage was mainly due to the impact of the Company’s movement towards using subcontractors and reducing the overtime hours of internal staff .

Project, Selling, General and Administrative Expenses:  Projects, selling, general and administrative expenses for the three months ended March 31, 2005 was $990,000 or 34.8% of revenues for the three month period ended 2005 compared to $840,000 or 38.2% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $333,000 or 11.7% of revenue for three months ended March 31, 2005 compared to $364,000 or 16.5% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff amounted to $157,000 in the first quarter of fiscal 2005 compared to $136,000 for the same period of fiscal 2004. The automobile insurance expenses approximately $20,000 for the three month period ended March 31, 2005 compared to $18,000 for the same period of fiscal 2004. Travel and gas expenses of $42,000 for the three month period ended March 31, 2005 compared to $54,000 for the same period of both fiscal 2004 and leasing cost of the automobile of approximately $50,000 for the same period of both 2004 and 2005. All expenses were consistent with the same period of fiscal 2004.

Selling expenses was $182,000 or 6.4% of revenues for the three month period ended 2005 compared to $203,000 or 9.2% of revenues for the first quarter of fiscal 2004. As at March 31, 2005, we have 9 salespersons which were the same as at March 31, 2004. Balance for the three months period ended March 31, 2005 is mainly comprised of salaries and commission to salespersons of $90,000 compared to $109,000 for the same period of fiscal 2004. The advertising and promotion expenses were decreased by $40,000 which was mainly due to the better control on the expenses by the Company. The decrease was offset by the increase in meals and entertainment and trade show expenses.

General and administrative cost to $475,000 or 16.7% of revenues for the three month period ended 2005 compared to $274,000 or 12.4% for fiscal 2004. The balance for the three month period ended March 31, 2005 mainly is comprised of $62,000 of professional fees related to fees for the registration statements and other corporate matters. In addition, investor relations expenses amounted to $54,000 and salaries and benefits to administrative staff to $142,000. The professional fees and investor relations expenses were less than $10,000 for the same period of fiscal 2004. The salaries and benefits to administrative staff increased by $32,000 for the first quarter of fiscal 2005 which was mainly due to the hiring of chief financial officer, research and development staff and VP of acquisition happened after the first quarter of 2004.

Operating Income/Loss:  The Company has a lower gross margin of 31.8% for the period ended March 31, 2005 compared to 42.7% for the same period of fiscal year 2004. Our losses were mainly due to the lower gross margin, large professional fees for the registration statements and the first quarter report and investor relations expenses.

Interest Expenses:  Interest expenses for the three months ended March 31, 2005 of $670,000 or 23% of revenues compared to $7,000 or 1% of the revenues for the same period of fiscal 2004. The balance for the current period is primarily comprised of the amortization of discount on notes, beneficial conversion features and deferred charges amounting to $548,500. In addition, total interest on convertible term notes and other notes payable were $122,000 for the three month period ended March 31, 2005 and no such interest for the same period of fiscal year 2004.

Income taxes:  No income tax provision for the period ended March 31, 2005 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and  therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the three months ended March 31, 2005 was $754,000 compared to net income of $28,000 for the three month period ended March 31, 2004. The net loss for the three months ended March 31, 2005 was attributed to the amortization of discounts on notes, beneficial conversion features and deferred charges amounted to $548,500.  In addition,  the professional and investor relations expenses incurred due to the public company expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2005, we had $72,000 in cash. Additionally we had $1,125,000 which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $1,125,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank until the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus and certain other conditions set out in the agreement are satisfied by the Company. The ability to use the funds is subject to limitations and restrictions. At Laurus’ discretion, the restricted account is a potential source of financing of future Company acquisitions without the Company having to negotiate new definitive documentation. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2005, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $799,700 for the three months ended March 31, 2005. The changes in operating assets and liabilities resulted in a use of cash of $674,000, which included a $1,086,000 increase in accounts receivable, a $11,000 decrease in inventory, a $3,000 decrease in prepaid expenses, a $433,000 increase in accounts payable, a $1,000 decrease in income taxes recoverable and a $35,000 decrease in deferred revenue.

Compared the balance sheet as at March 31, 2005 to December 31, 2004

Accounts Receivable

Our accounts receivable increased by approximately $1,100,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in revenue in the first quarter of 2005 and more government related jobs in the first quarter, which have a longer payment cycle than the non-government jobs. Approximately 70% of the accounts receivable outstanding at March 31, 2005 were less than 90 days old.

Inventory

Inventory on hand at March 31, 2005 increased 2% compared to the balance as at December 31, 2004. The level of inventory remains consistent with the balance as December 31, 2004 which was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased 20% to $1,963,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in purchases of material, in the last two months of the quarter and the timing of payments to our suppliers. Total trade payable as at March 31, 2005 increased by approximately $545,000 compared to the balance as at December 31, 2004. Accrued liabilities decreased by $100,000 largely as a result of the timing of payments and the decrease in accrued commodity taxes from $130,000 as at December 31, 2004 to $82,000 as at March 31, 2005.

Deferred Revenue

Deferred revenue increased by $36,000 at March 31, 2005 compared to the balance as at December 31, 2004. This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $130,000 for the three months ended March 31, 2005 compared to $600 provided by for the three months ended March 31, 2004. The increase was mainly due to the note receivable to dataBahn amounted to $125,000 for the current period.

Net Cash Provided From Financing Activities.  Net cash provided from financing activities was $514,000 for the three months ended March 31, 2005 compared to net cash used $87,000 for the three month period ended March 31, 2004. The increase in balance mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the revolving facilities (see details of our arrangements with Laurus Master Fund, Ltd. below).

We plan to adopt an incentive stock option plan during the second quarter of 2005.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained additional funding through a series of agreements entered with Laurus (see details on Note 1 and 8 in the condensed consolidated financial statements). If Laurus converts the term note and/or the revolving notes into shares of the Company’s common stock, the Company may avoid or reduce any cash payment required for principal and interest payable. As a result, it will improve our cash flow. However, such conversion by Laurus will dilute the existing shareholders.

Recent Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The primary beneficiary is the party that is exposed to the majority of the risk or stands to benefit the most from the entity’s activities. In December 2003, the FASB released a revised version of FIN 46 (hereafter referred to as FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. Based upon management’s evaluation of FIN 46R, the adoption did not have a material effect on the consolidated financial statements.

In April 2004, the Financial Accounting Standards Board issued FASB Staff Position, FSP 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. The purpose of this FASB Staff Position is to interpret how the disclosure provisions of Statement 129 apply to contingently convertible securities and to their potentially dilutive effects on EPS. FSP 129-1 explains that Statement 129 applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted EPS in accordance with FASB Statement No. 128, Earnings per share. To comply with paragraph 4 of Statement 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion, quantitative and qualitative terms of the contingently convertible security, disclosure of which would be helpful in understanding both the nature of the contingency and the potential impact of conversion. The guidance in this FSP is effective immediately. The Company adopted the disclosure provision required by FAS 129.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term “normal capacity” was clarified. Based on management’s evaluation, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period beginning after December 15, 2005. During the year, the Company has not issued any stock-based awards to employees.

In September 2004, the Financial Accounting Standards Board issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This Issue addresses when contingently convertible instruments should be included in diluted earnings per share. The Task Force reached a consensus that contingently convertible instruments should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The Task Force also agreed that the consensus should be applied to instruments that have multiple contingencies if one of the contingencies is a market price trigger and the instrument is convertible or settleable in shares based on meeting a market condition.  Based on management’s evaluation of EITF 04-8, the adoption did not have a significant effect on the consolidated financial statements.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified three critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory and accounting for income taxes.

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

We derive revenues from contract revenue and services revenue, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for contract and services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Contract revenue consists of fees generated from installation of security systems. Services revenue is primarily derived from maintenance fees for the security systems and other services provided to the customers such as labor and materials. Revenue is generally recognized when services are performed or over the term of the maintenance contract.

We record inventory at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.  We write down our inventory for obsolescence, and excess inventories based on assumptions about future demand and market conditions. The business environment in which we operate is subject to customer demand.  If actual market conditions are less favorable than those estimated, additional material inventory write-down may be required. A 10% increase in inventory reserve would increase expenses by $0.1 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements about our company that are not historical facts but, rather, are statements about future expectations. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “should” and similar expressions as they relate to us, or to our management, are intended to identify forward-looking statements. However, forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected.  These forward-looking statements are subject to numerous risks and uncertainties.  Important factors, some of which are beyond our control, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include impact of general economic conditions in North America, changes in laws and regulations, fluctuation in interest rates and access to capital markets.

Our actual results or performance could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we cannot predict whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations and financial condition.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2004 Annual Report on Form 10-KSB under the caption “Risk Factors.”

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3.

Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide reasonable assurance.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

We are not a party to any pending legal proceeding.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.

Defaults upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.
By: /s/ Sayan Navaratnam
Sayan Navaratnam, CEO

Dated:  May 20, 2005