Form 10QSB/A
period 2004-09-30
CREATIVE VISTAS INC
filed 2005-08-11
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(Mark one)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes [ X ]  No [___]Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2005, there were 30,516,716 shares of common stock, no par value per share, outstanding.

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

23

Item 5.

Other Information

23

Item 6.

Exhibits and Reports on Form 8-K

23

EXPLANATORY NOTE

The sole purpose of this Form 10-QSB Amendment No. 2 is to include restated financial statements of businesses acquired related to the transaction described on item 1 of our Form 10-QSB, filed on November 22, 2004 (the "Original 10-QSB") pursuant to management's classification of the transactions as a business acquisition and leveraged buyout.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2004
Assets
Current Assets
Cash and bank balances	$ 1,562,039
Accounts receivable, net of allowance for doubtful accounts $106,385	2,209,000
Income tax recoverable	69,458
Inventory, net of reserve of $nil	546,975
Deferred income taxes	35,000
Prepaid expenses	26,523
Due from related parties	3,611
4,452,606
Property and equipment, net of depreciation	795,682
Restricted Cash	1,250,000
Deferred financing costs, net (Note 4)	1,176,365
Deferred income taxes	119,689
Customer list (Note 5)	8,917
Goodwill	503,900
$ 8,307,159
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 6)	$ 2,250,000
Accounts payable and accrued liabilities	2,080,332
Deferred income	343,356
Current portion of convertible notes (Note 7)	900,000
Current portion of other notes payable (Note 9)	102,558
Due to related parties	54,969
5,731,215
Convertible notes (Note 7)	26,648
Notes payable to related parties (Note 8)	1,500,000
Other notes payable (Note 9)	158,529
Due to related parties	127,487
7,543,879
Shareholders' deficiency
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,000,000 Common shares	–
Accumulated paid-in capital	4,132,668
Accumulated other comprehensive income	39,459

Continuing shareholders basis adjustments	(2,796,100)
Deficit	(612,747)
763,280
$ 8,307,159

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ Equity (Deficiency) and Other Comprehensive Income

	Shares	Amount	Additional paid-in capital	Accumulated retained earnings (deficit)	Accumulated other comprehensive income (loss)	Continuing shareholders basis adjustments	Total Stockholders’ Equity (deficiency)
Predecessor
Balance, December 31, 2002	30,000,000	$71	$-	$246,623	$5,363	$-	$252,057
Redemption during the year		(71)	-	-	-	-	(71)
Issuance of common shares		2	-	-	-	-	2
Net Income	-	-	-	162,757	-	-	162,757
Translation adjustment	-	-	-	-	67,576	-	67,576
Balance, December 31, 2003	30,000,000	2	-	409,380	72,939	-	482,321
Net loss	-	-	-	(765,653)	-	-	(765,653)
Translation adjustment	-	-	-	-	(27,038)	-	(27,038)
Balance, September 29, 2004	30,000,000	2	-	(356,273)	45,901	-	(310,370)
Successor
Continuing shareholders basis adjustment	-	(2)	-	-	-	(2,796,100)	(2,796,102)
Conversion features of options and warrants (Note 10)	-	-	4,132,668	-	-	-	4,132,668
Net loss	-	-	-	(256,474)	-	-	(256,474)
Translation adjustment					(6,442)	-	(6,442)
Balance, September 30, 2004	30,000,000	$-	$4,132,668	$(612,747)	$39,459	(2,796,100)	(763,280)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	Period from	Period from	Period from	Period from	Period from	Period from
	September 29, 2004 to	July 1, 2004	July 1, 2003	September 29, 2004 to	January 1, 2004 to	January 1, 2003 to
	September 30, 2004	September 29, 2004	September 30, 2003	September 30, 2004	September 29, 2004	September 30, 2003
Contract
Contract	$-	$1,982,482	$2,154,594	$-	$5,268,773	$5,896,198
Service	-	281,794	217,984	-	783,184	629,221
	-	2,264,276	2,372,578	-	6,051,957	6,525,419
Cost of sales
Contract	-	1,573,376	1,471,250	-	3,689,980	3,726,546
Service	-	311,288	111,022	-	418,563	346,343
	-	1,884,664	1,582,272	-	4,108,543	4,072,889
Gross margin	-	379,612	790,306	-	1,943,414	2,452,530
Operating expense
Project	-	358,680	316,858	-	1,087,741	953,293
Selling	-	237,632	186,208	-	733,138	705,179
General and administrative	256,474	382,231	262,970	256,474	1,058,142	671,484
	256,474	978,543	766,036	256,474	2,879,021	2,329,956
Income (loss) from operations	(256,474)	(598,931)	24,270	(256,474)	(935,607)	122,574
Interest
Interest	-	8,069	7,342	-	23,550	17,454
	-	8,069	7,342	-	23,550	17,454
Income (loss) before income taxes	(256,474)	(607,000)	16,928	(256,474)	(959,157)	105,120
Income taxes	-	(155,105)	13,991	-	(193,504)	27,983
Net income	(256,474)	(451,895)	2,937	(256,474)	(765,653)	77,137
Basic weighted average shares	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000
Basic earnings per share	(0.01)	(0.02)	0.01	(0.01)	(0.03)	0.01
Diluted earnings per share	(0.01)	(0.02)	0.01	(0.01)	(0.03)	0.01

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc. Condensed Consolidated Statement of Cash Flows (Unaudited)
	Successor	Predecessor	Predecessor
	Period from September 30, 2004 to September 30, 2004	Period from January 1, 2004 to September 29, 2004	Period from January 1, 2003 to September 29, 2003
Cash provided by (used in) Operating activities
Net loss	$ (256,474)	$ (765,653)	$ 77,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	-	37,589	35,767
Amortization of customer lists	-	2,823	2,623
Bad debt expenses (recovery)	-	1,055	(1,119)
Deferred income taxes	-	(125,740)	-
Changes in non-cash working capital balances
Accounts receivable	-	(60,518)	(298,468)
Inventory	-	178,160	29,154
Prepaid expenses	-	(2,891)	-
Accounts payable and other accrued liabilities	166,263	52,095	(104,543)
Bonus payable	-	-	(52,952)
Deferred revenue	-	227,503	51,965
Income taxes payable	-	(105,043)	28,049
	(90,211)	(560,620)	(232,388)
Investing activities
Purchase of property and equipment	-	(967)	743

Investment in subsidiary	(1,800,000)	-	(27,099)
Financing activities	(1,800,000)	(967)	(26,356)
Increase in bank indebtedness	1,183,172	394,729	112,725
Deferred financing costs	(751,289)	-	-
Due to related parties	-	(67,968)	159,695

Notes payable	-	248,006	-
Convertible notes	4,500,000	-	-
Restricted cash	(1,250,000)	-	-
Repayment of mortgage principal	(229,633)	(13,180)	(13,607)
Redemption of common shares	-	-	(71)
Issuance of common shares	-	-	2
	3,452,250	561,587	258,744

Net change in cash and cash equivalents	1,562,039	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	1,562,039	-	-

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ 236,082	$ 51,450
Cash paid for income taxes	$ -	$ 37,278	$ -
Non cash expenses relating to business acquisition and leveraged buyout	$ 134,239	$ -	$ -

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
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

After the completion of the business acquisition and leveraged buyout transactions AC Technical’s previous ultimate stockholders Sayan Navaratnam and Dominic Burns controlled 56% and 37% respectively of the common shares of CVAS. Prior to the completion of the business acquisition and leverage buyout transactions, the Burns Trust and the Navaratnam Trust each held 50% of the common shares of AC Technical. Consequently, the acquisition of the controlling stock interest in the non-operating public shell corporation, CVAS (the legal acquirer), by the shareholders of AC Technical, has been accounted for as a business acquisition and leveraged buyout under Emerging Issues Task Force (“EITF”) Issue No. 88-16.

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

3.    Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2004 and statement of operations and statement of cash flows for the period of the day of September 30, 2004 include the accounts of CVAS, AC Acquisition and AC Technical. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed statement of operations and statement of cash flows for the period ended September 29, 2004 and September 30, 2003 include the account of AC Technical. No separate financial statements are presented for the company, Creative Vistas, Inc., prior to the business acquisition and leveraged buyout transactions because, prior to September 30, 2004, it had no material assets or results. The balance sheet at September 30, 2004 and the statements of operations for the nine months ended September 30, 2003 and 2004 and the statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2004 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and December 31, 2004 filed with the Securities and Exchange Commission.

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

The Company’s cash and cash equivalents were $1,562,039 as at September 30, 2004.

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

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions” (“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill.

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

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardwares, system installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate element specified in the contracts.  The revenue is recognized when each element has been satisfied. The fair value of each element was based on the negotiation with the customers.

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

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the period ended September 30, 2004. As a result, 1,499,999 and 2,989,500 shares of common stock, which may be issued upon exercise of options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the nine months ended September 30, 2004, because their inclusion would be anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable also approximates fair value except notes payable due to The Burns Trust and the Navaratnam Trust and related party balances for which the fair value is not determinable.

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

4.    Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended September 30, 2004, the amortization of deferred financing cost approximately $Nil  (2004 - $Nil).

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2004	$ 125,379
2005	471,892
2006	379,058
2007	200,036
$ 1,176,365

5.

Customer List

	2004
	Cost	Accumulated Depreciation
Customer list	$15,852	6,935
		$ 8,917

Amortization expense for the period ended September 2004, amounted to $2,823 (2003-$2,623). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2004	$ 991
2005	3,963
2006	3,963
$ 8,917

6.    Bank Indebtedness

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007 which included a secured convertible minimum borrowing note amounted to $1,000,000 (see Note 7).  Advances under this facility of $2,250,000 at September 30, 2004 are collateralized by the assets of the Company.  Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to bank account and repay the revolving line of credit.

The balance as at December 31, 2003 was related to a revolving credit facility with a Canadian Chartered Bank entered by A.C. Technical Systems Ltd., the wholly owned subsidiary of the Company.  The balance was settled during the year.

7.    Convertible Notes

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, secured revolving note and secured convertible minimum borrowing note (the “revolving note”) of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note.  Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements.  The restricted account is to be maintained at the US bank until the effectiveness of the registration statement and certain other conditions set out in the agreement are satisfied by the Company.  The ability to use the funds is subject to limitations and restrictions.  At Laurus’ discretion, the restricted account is a potential source of financing of future Company acquisitions without the Company having to negotiate new definitive documentation.  Subsequent to period end, Laurus has released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005.  The $1,250,000 restricted account amount as of September 30, 2004 is included on the Balance Sheet under the caption "Restricted Cash".

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. The effective interest rate of 9.89%, includes accretion of debt discount and amortization of the beneficial conversion feature.  Interest accrued on the term note but was not payable until October 31, 2004. Interest on the revolving note accrues but is not payable until October 31, 2004.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination thereof, dependant upon the occurrence of certain criteria.  Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share.  The amount convertible into the Company’s common stock is subject to a restriction that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,250,000 as at September 30, 2004.

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

Pursuant to the Secured Convertible Minimum Borrowing Note, subject to certain volume limitations and other conditions, if after the date a registration statement covering the resale of the conversion shares is declared effective, the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, Laurus will within 10 trading days convert all or part of the then outstanding amount of the secured convertible minimum borrowing note plus all accrued but unpaid interest into shares of the Company’s common stock.  No amount can be converted until there is an effective registration statement.

The Fixed Conversion Price is subject to adjustment, with customary exceptions and on a weighted-average basis, for stock splits, combinations, stock dividends and similar events.

The Company has granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 120 days after completion of the business acquisition and leveraged buyout transaction.

Convertible notes, net of current portions is comprised of:

2004
7% convertible term note due to Laurus, collateralized by all assets of the Company	$4,500,000
by accounts receivable and other assets of
Less:
Discount on notes, net of accumulated amortization of $Nil (2003 - $Nil)	(1,786,676)
Beneficial convertible features, net of accumulated amortization of $Nil (2003 - $Nil)	(1,786.676)
926,648
Less: current portion	900,000
$26,648

The amortization of discount on notes and beneficial conversion features for the period were $Nil.  No such expenses incurred in 2003.

Total interest for the period was $Nil (2003:$Nil).

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

In accordance with the provisions of Emerging Issues Task Force (EITF)Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrant and Option at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $1,786,676 and is being amortized as interest expense from the date of the issuance of the Note to the end of the term of the Note.  The Company valued the Convertible Note and the Warrant and Option at issuance. The fair value of the Warrant and Option at the time of issue was $2,963,000.  The Company marked the Warrant and Option to relative fair value at September 30, 2004 under EITF 98-5/00-27.  The net carrying value of the Note after allocation of the fair value of the Warrants is being accreted to interest expense over the life of the agreement using the effective interest method.

The principal payments for the next three years are as follows:

Year	Amount
2005	$ 900,000
2006	1,200,000
2007	2,400,000
$ 4,500,000

8.    Note Payable to Related Parties

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

Interest expense recognized for the period was $Nil (2003 - $Nil).

9.    Other Notes Payable

As at September 30, 2004 balance comprises:

2004

10.5% promissory notes	$158,529
8% convertible promissory note	102,558
261,087
Less: current portion	102,558
$158,529

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

Interest expense recognized for the period was $9,000 (2003:$Nil).

The principal payments for the next five years and thereafter are as follows:

Year	Amount
2005	$ 102,558
2006	132,107
2007	26,422
$ 261,087

10.    Stockholders’ Equity and Stock Warrants

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

Options

For the period ended September 30, 2004, the Company granted 1,499,999 options to purchase a maximum of 1,499,999 shares of common stock.  All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-third of two cents per share and expire in September 30, 2014. No options were exercised during the year (see also Note 1).

Warrants

For the period ended September 30, 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock.  Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees.  The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes and beneficial convertible features of the convertible notes (see Note 7 for the conditions).  In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 4). These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.15 per share and expire at various dates between September 30, 2009 and September 30, 2011. No warrants were exercised during the year (see also Note 1).

11.    Loss Per Share

The following table sets forth the computation of basic and diluted loss per share.  The effect of dilutive securities is included only when dilutive.

	Successor	Predecessor	Predecessor
	Period from September 30, 2004 to September 30, 2004	Period from January 1, 2004 to September 29, 2004	Period from January 1, 2004 to September 30, 2004
Numerator
Net income (loss)	$ (256,474)	$ (765,653)	$ 77,137
Denominator
Denominator for basic earnings per share weighted average shares outstanding	30,000,000	30,000,000	30,000,000
Denominator for diluted earnings per share adjusted weighted average shares assumed conversions	30,000,000	30,000,000	30,000,000
Basic earnings (loss) per share	(0.01)	(0.03)	0.01
Diluted earnings (loss) per share	(0.01)	(0.03)	0.01

Total number of shares excluded from the calculation of loss per share for the period ended September 30, 2004 was 4,489,499 because they are anti-dilutive.

12.    Acquisition

The Transaction described in under basis of presentation was accounted for as a business combination in accordance with SFAS No. 141 with the step-up in the basis of assets acquired and liabilities assumed limited by the requirements of EITF 88−16.  A summary of the Transaction is presented below:

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

13.    Contingencies

The Company is potentially liable for $21,400 relating to a claim by a former employee.  The outcome of the lawsuit is not determinable. The balance was settled in 2005.

In addition, the Company was assessed by the Ontario Ministry of Finance for uncollected Ontario sales tax on prior years’ taxable sales.  The Company may recover the sales tax from customers and administratively, the Ministry would assist the Company in recovering these amounts.  No accrual has been provided for this assessment. To the extent that there is any shortfall, it would be recorded as an expense in the year of determination.  It is management’s expectation that the full amount of the sales tax will be recovered from customers.  As at September 30, 2004, the outstanding balance of the assessment was approximately $52,000. The balance was settled in 2005.

14.    Subsequent Events

On December 23, 2004 the Company affected a 3-for-1 stock.  The stock split has been retroactively reflected in these condensed consolidated financial statements.

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

On September 30, 2004 the shareholders (The Burns Trust and The Navaratnam Trust) of AC Technical Systems Ltd., an Ontario corporation, entered into a series of transactions to acquire a controlling stock interest in Creative Vistas.  On September 30, 2004, pursuant to a Common Stock Purchase Agreement with Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan, Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. purchased 28,500,000 shares of Creative Vistas, Inc.’s  common stock from Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan for cash consideration of $300,000.  Immediately prior to this purchase, there were 1,500,000 shares of Creative Vistas, Inc. common stock outstanding which remained outstanding and were retained by the pre-existing stockholders of Creative Vistas, Inc.

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

After the completion of the business acquisition and leveraged buyout transactions Sayan Navaratnam and Dominic Burns controlled 56% and 37% respectively of the common stock of the Company.  Consequently, the acquisition of the controlling stock interest in the non-operating public shell corporation, Creative Vistas (the legal acquirer), by the shareholders of AC Technical, has been accounted for in accordance with EITF 88-16, “Basis in Leveraged Buyout Transactions”.

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

On April 1, 2005 the Company announced that AC Technical received a grant from Canada’s Industrial Research Assistance Program.

Results of Operations
Comparison of  Period Ended September 30, 2004
to Period Ended September 30, 2003

For purposes of this “Management’s Discussion and Analysis or Plan of Operation” the numbers in the financial statements covering the successor period of the day September 30, 2004 were combined with the predecessor period from January 1, 2004 to September 29, 2004 to reflect the entire nine months period ended September 30, 2004.

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the fourth quarter of the calendar year. For example, the Canadian federal government has a March year end, and as a result, we experience an increase in government contracts in the first quarter of the calendar year.

Sales: Sales for the nine months ended September 30, 2004 totaled $6,052,000 representing a decrease of 7.2% from the nine months ended September 30, 2003.  Our contract revenues have decreased by 10.6% which was mainly due to project delays and construction delays.  In addition, contract revenue from one of our major customers decreased from approximately $2,000,000 in 2003 to $1,300,000 in 2004.  Fiscal 2003’s revenue was higher as this customer had a greater number of stores that required security system. On the other hand, our service revenue, have grown by 24% which was mainly due to more maintenance revenue. The increase in service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years.  We have experienced a significant increase in the number of inquiries for systems from the government and retail sector.  This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers.  There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold for the nine months ended September 30, 2004 decreased to $4,109,000 or 68% of revenues from $4,073,000 or 62% of revenues, for the nine months ended September 30, 2003.  The increase was mainly due to the increase of the labor and subcontractor cost to $1,331,000 or 22% of revenues for the nine months ended September 30, 2004 from $985,000 or 15% of revenues for the nine months ended September 30, 2003. The increase was mainly due to the increase in salaries. The increase was offset by the decrease of material costs to $2,748,000 or 45% of revenues for the nine months ended September 30, 2004 from $3,044,000 or 47% of revenues for the nine months ended September 30, 2003.  The decrease of the cost of materials was mainly due to the decrease in revenue by 7%.

Project, Selling, General and Administrative Expenses:  Projects, selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $3,135,000 or 52% of revenues from $2,329,900 or 36% of revenues, for the nine months ended September 30, 2003.  The increase was mainly due to the increase in research and development expenses to $128,000 for the period ended September 30, 2004 from $18,000 for the period ended September 30, 2003.  It was mainly due to the hiring of new staff and more equipment was purchased for research and development department.  In addition, salaries and benefits increased by $32,000 which was mainly due to the hiring the new Chief Financial Officer.  The travel expenses increased to $82,000 for the period ended September 30, 2004 from $66,000 for the period ended September 30, 2003 which was mainly due to more travel by the CEO and President for the business acquisition and leverage buyout transaction.  The insurance expenses have increased by $24,000 which is mainly due to the industry-wide increase in premiums.  The truck and auto expenses increased by $46,000 which was mainly due to the increase in usage of the gas and more repair and maintenance on automobile.  The investment banking fees and legal fees increased to $148,000 and $108,000 for the period ended September 30, 2004.

Operating Income/Loss: Our losses were mainly due to some projects with lower gross margins in 2004.  The gross margin for the period ended September 30, 2004 decreased by 5.5%. In addition, we hired more administrative staff.  There were increases in expenses incurred in the business acquisition and leveraged buyout transactions and also expenditures on infrastructure in preparation of becoming a public company and in preparation for future expansion.  We have also invested in research and development to improve and expand our technology base, which may result in increased margins and increased revenues in the future.

Interest Expense: Interest expenses for the nine months ended September 30, 2004 slightly increased by $6,000. The increase was primarily due to there being nine months of interest during the nine months ended September 30, 2004 on additional borrowings from the Chief Executive Officer amounting to $192,500 but only seven months of interest during the nine months ended September 30, 2003.  The loan was received in 2003 to fund the additional operating costs associated with hiring more personnel in anticipation of future growth and the completion of the business acquisition and leveraged buyout transaction.

Net Income/Loss: Net loss for the nine months ended September 30, 2004 was $1,022,000 compared to net income of $77,000 for the nine months ended September 30, 2003.  The net loss for the nine months ended September 30, 2004 was caused by the decrease in gross margin by 5.5%. In addition, we hired more administrative staff.  There were increases in expenses incurred in the business acquisition and leveraged buyout transactions and also expenditures on infrastructure in preparation of becoming a public company and in preparation for future expansion.  We have also invested in research and development to improve and expand our technology base, which may result in increased revenues in the future.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business.  As of September 30, 2004, we had $1,562,000 in cash.  We believe that cash from operations and other existing resources such as our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company.  During the next 12 months, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $650,000 for the nine months ended September 30, 2004 compared to $232,300 for the nine months ended September 30, 2003.  The changes in operating assets and liabilities resulted in a use of cash of $455,000, which included a $60,000 increase in accounts receivable, a $178,100 decrease in inventory, a $2,900 increase in prepaid expenses, a $218,000 increase in accounts payable, a $105,000 decrease in income taxes and a $227,000 increase in deferred revenue.

Accounts Receivable

Our accounts receivable increased by 4.5% to $2,209,000 which more government related jobs during the first 9 months, which have a longer payment cycle than the non-government jobs. 70% of the accounts receivable outstanding at September 30, 2004 was less than 60 days old  which was consistent with 70% at September 30, 2003.

Inventory

Inventory on hand at September 30, 2004 decreased to $547,000 from $715,000 at September 30, 2003.  The decrease was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable increased 6.3% to $2,080,000 which was mainly due to the accrued expenses related to the business acquisition and leverage buyout transaction amounted to $166,000.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Deferred Revenue

Deferred revenue increased $343,000 in 2004 from $101,000 in 2003. Deferred revenue primarily relates to payments associated with the contract revenue where revenue is recognized on a percentage of completion basis.  (See summary of accounting policy in our consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable increased to $69,500 as at September 30, 2004 compared to income tax payable of $40,000 as at December 31, 2003.  The changes were mainly due to the loss incurred for the period and we expect that we will have loss carry-back for prior years.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $1,800,000 for the nine months ended September 30, 2004 compared to $26,000 for the nine months ended September 30, 2003.  The increase was mainly due to the acquisition of A.C. Technical Systems Ltd. for cash payments of $1,800,000.

Net Cash Provided From Financing Activities.  Net cash provided from financing activities increased to $4,014,000 for the nine months ended September 30, 2004 compared to $258,700 for the nine months ended September 30, 2003.  The increase was principally caused by additional borrowings from Laurus Master Fund, Ltd. including revolving facilities of $2,250,000 and convertible notes of $4,500,000. (see details of arrangement with Laurus Master Fund, Ltd. in the following paragraphs.).  In addition, the increase was partially offset by the repayment of a total of $1,000,000 of credit facilities with a Canadian Bank with the proceeds of the Company’s new facilities with Laurus and $1,250,000 was deposited in the bank as restricted cash.

The cost of capital of this transaction was approximately $900,000 with total borrowings from Laurus amounting to $7,000,000.  Some of the expenses incurred have been deferred and are recorded under Deferred Charges (see Note 4 in the financial statements as at September 30, 2004).  Even though the Company has obtained a better interest rate from Laurus of prime plus 2% compared to the interest rate the Company obtained from the Canadian Bank which varied for different dollar amounts borrowed but ranged from prime plus 2% to prime plus 5%, the effective rate of the loan from Laurus will be 9.89%.  The cost of capital will not decrease.  However, instead of requiring the Company to repay principal and interest on the loans in cash, if certain criteria are met, Laurus may convert the principal and interest of the loans due from the Company to shares of the Company stock.  This will reduce the cash flow requirement of the Company in the future.  The value of the lower interest payments is offset by Laurus’ ability to convert the debt owed into shares of the Company’s Stock and the stand-alone Warrants and Options the Company has granted to Laurus.

Increases in deferred financing costs represent costs directly related to obtaining of financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Our indebtedness increased to $2,250,000 as at September 30, 2004 mainly due to the additional borrowings from Laurus Master Fund, Ltd.

We plan to adopt an incentive stock option plan during the third quarter of 2005.

On September 30, 2004, we entered into a series of agreements with Laurus whereby we issued to Laurus (i) a secured convertible term note in the amount of $4.5 million, (ii) secured revolving notes in the aggregate maximum amount of $3 million, (iii) a related option to purchase up to 1,499,997 shares of our common stock at a price of two-thirds of two cent per share, and (iv) a seven year warrant to purchase up to 2,250,000 shares of our common stock at a price of $1.15 per share.  The term note and revolving notes are secured by all of our assets and the assets of our subsidiaries. Each of the agreements with Laurus is part of an integrated financing structure which, on the whole, management believes to be beneficial to our capital structure.

The principal amount of the term note and revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. The minimum monthly payment on the term note and revolving notes are $100,000, plus the monthly interest payment, and may be paid in cash, our common stock or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of our common stock at a conversion price of $1 ($3 before the 3 for 1 stock split), provided that such conversion does not result in Laurus beneficially owning more than 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the notes or exercise of the option or warrant.  For more information regarding the Laurus Financing, see Note 7 in the financial statements as of September 30, 2004.

Our capital requirements have grown since our inception with the growth of our operations and staffing.  We expect our capital requirements to continue to increase in the future as we seek to expand our operations.  On September 30, 2004, we obtained additional funding through the series of agreements entered into with Laurus, described above.  If Laurus converts the term note and/or the revolving notes into shares of the Company’s common stock, the Company may avoid or reduce any cash payment required for principal and interest payable.  As a result, it will improve our cash flow.  However, such conversion by Laurus will dilute the existing shareholders.

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

Goodwill represents the excess of cost over the net tangible and identifiable assets acquired in business combinations and are stated at cost.  Goodwill and intangibles with indefinite lives are not amortized but tested for impairment no less frequently than annually.  Impairment is measured by comparing the carrying value to fair value using quoted market prices, a discounted cash flow model, or a combination of both.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated:  August 10, 2005

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

10

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

Dated: August 10, 2005

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

Dated: August 10, 2005

-------------------------------------- Heung Hung Lee Chief Financial Officer

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

By: ------------------------------------ Sayan Navaratnam Chairman and Chief Executive Officer

August 10, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creative Vistas, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Heung Hung Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: ------------------------------------ Heung Hung Lee Chief Financial Officer

August 10, 2005