Form 10QSB
period 2005-06-30
CREATIVE VISTAS INC
filed 2005-08-22
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

                          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 22, 2005, there were 31,716,716 shares of common stock, no par value per share, outstanding.

TABLE OF CONTENTS

Page

PART I.
FINANCIAL INFORMATION

Item 1.

Financial Statements

1

Item 2.

Management's Discussion And Analysis or Plan of Operation

17

Item 3.

Controls and Procedures

24

PART II.
OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults upon Senior Securities

25

Item 4.

Submission of Matters to a Vote of Security Holders.

25

Item 5.

Other Information

25

Item 6.

Exhibits and Reports on Form 8-K

25

-i-

                                          PART I.                                          FINANCIAL INFORMATION

Item 1.

Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	June 30, 2005
Assets
Current Assets
Cash and bank balances	$ 1,049,434
Accounts receivable, net of allowance for doubtful accounts $32,520	3,095,316
Income tax recoverable	319,002
Inventory, net of reserve of $nil	595,228
Prepaid expenses	395,513
Note receivable (Note 4)	31,248
Due from related parties	2,077
5,487,818
Property and equipment, net of depreciation	784,490
Note receivable (Note 4)	93,752
Deferred financing costs, net (Note 5)	810,202
Deferred income taxes	33,795
Customer list (Note 6)	6,096
Goodwill	503,898
$ 7,720,051
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7)	$ 2,761,085
Accounts payable	2,026,858
Accrued liabilities	430,201
Deferred income	150,290
Deferred income taxes	24,386
Current portion of convertible notes (Note 8)	1,100,000
Current portion of other notes payable (Note 10)	54,200
Due to related parties	5,373
6,552,393
Convertible notes (Note 8)	919,600
Notes payable to related parties (Note 9)	1,500,000
Other notes payable (Note 10)	108,402
Due to related parties	187,699
9,268,094
Shareholders' deficiency
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,509,216 Common shares	–
Additonal paid-in capital	5,041,657
Accumulated other comprehensive loss	(4,480)
Deficit	(6,585,220)
(1,548,043)
$ 7,720,051

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Contract
Contract	2,050,122	$1,494,019	$4,594,066	$3,286,291
Service	235,989	229,197	539,553	501,390
Others	3,126	-	4,168	-
	2,289,237	1,723,216	5,137,787	3,787,681
Cost of sales
Contract	1,704,245	931,470	3,520,273	2,006,859
Service	88,037	109,745	213,798	217,020
	1,792,282	1,041,215	3,734,071	2,223,879
Gross margin	496,955	682,001	1,403,716	1,563,802
Operating expense
Project	352,701	365,222	686,122	729,061
Selling	239,648	292,949	421,243	495,506
General and administrative	718,784	402,089	1,193,748	675,911
	1,311,133	1,060,260	2,301,113	1,900,478
Loss from operations	(814,178)	(378,259)	(897,397)	(336,676)
Interest
Interest	95,610	8,912	217,683	15,481
Amortization of debt discount and deferred charges	511,683	-	1,060,222	-
	607,293	8,912	1,277,905	15,481
Loss before income taxes	(1,421,471)	(387,171)	(2,175,302)	(352,157)
Income taxes	-	(45,176)	-	(38,399)
Net loss	(1,421,471)	(341,995)	(2,175,302)	(313,758)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,636	7,435	9,229	(14,905)
Comprehensive loss	(1,413,835)	(334,560)	(2,166,073)	(328,663)
Basic weighted-average shares	30,246,177	30,000,000	30,190,895	30,000,000
Basic earnings per share	(0.05)	(0.01)	(0.07)	(0.01)
Diluted earnings per share	(0.05)	(0.01)	(0.07)	(0.01)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Successor	Predecessor
	Six months ended
	June 30
	2005	2004
Cash provided by (used in)
Operating activities
Net loss	(2,175,302)	(313,758)
Depreciation of capital assets	23,057	25,057
Amortization of customer lists	2,024	1,882
Amortization of discount on notes	409,720	-
Amortization of beneficial conversion features	409,720	-
Amortization of deferred charges	240,782	-
Bad debts	3,845	-
Non-cash loan costs	137,703
Stock-based compensation expenses	98,491	-
Changes in non-cash working capital balances
Accounts receivable	(533,127)	431,465
Inventory	(56,256)	(175,098)
Prepaid expenses	(5,992)	5,837
Accounts payable and other accrued liabilities	640,637	32,529
Deferred revenue	(35,550)	28,377
Deferred income taxes	-	(15,059)
Income taxes payable	(139)	(52,430)
	(840,387)	(31,198)
Investing activities
Due from related parties	-	1,506
Purchase of property and equipment	(5,089)	(928)
Note receivable	(125,000)	-
	(130,089)	578
Financing activities
Increase in bank indebtedness	323,156	(20,614)
Repayment of mortgage principal	-	(8,787)
Convertible notes	1,250,000	-
Notes payable	-	150,587
Due to related parties	628	(90,566)
	1,573,784	30,620
Effect of foreign exchange rate changes on cash	68,449	-
Net change in cash and cash equivalents	671,757	-
Cash and cash equivalents, beginning of period	377,677	-
Cash and cash equivalents, end of period	1,049,434	-
Supplemental Cash Flow Information
Cash paid for interest	318,639	87,740
Cash paid for income taxes	-	-
Loan costs paid with warrants	137,703	-
Common shares issued for consulting fees	367,445	-
Other note payable converted to equity	105,193	-

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

3.

Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2005 and statement of operations and statement of cash flows for the period ended June 30, 2005 include the accounts of CVAS, AC Acquisition and AC Technical. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed statement of operations and statement of cash flows for the period ended June 30, 2004 include the account of AC Technical. No separate financial statements are presented for the company, Creative Vistas, Inc., prior to the business acquisition and leveraged buyout transactions because, prior to September 30, 2004, it had no material assets or results. The balance sheet at June 30, 2005 and the statements of operations for the three months ended June 30, 2004 and 2005 and the statements of cash flows for the three months ended June 30, 2004 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

The Company’s cash and cash equivalents were $1,049,434 as at June 30, 2005.

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

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill. The balance of Continuing Shareholders basis adjustments were equal to 87% of total consideration and net of carrying value and transaction costs of AC Technical.

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

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, system installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts.  The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104 which are the delivery of the equipments and completion of installation process.  The fair value of each element was based on the price charged when it is sold on a standalone basis.

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

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the period ended June 30, 2005. As a result, 1,499,999 and 3,702,500 shares of common stock, which may be issued upon exercise of options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the three months ended June 30, 2005, because their inclusion would be anti-dilutive.

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

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies would be recognized in statements of operations.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”. The standard adopts the view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the meaning of the term “normal capacity” was clarified.  It should be effective for fiscal years beginning after June 15, 2005. Based on the management’s evaluation of SFAS No. 151, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period beginning after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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

5.

Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended June 30, 2005, the amortization of deferred financing cost approximately $240,782 (2004 - $Nil).

2005
Cost	$ 1,176,365
Accumulated amortization	366,163
$ 810,202

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$ 222,038
2006	380,952
2007	207,212
$ 810,202

6.

Customer List

	2005
	Cost	Accumulated Depreciation
Customer list	$16,260	10,164
		$ 6,096

Amortization expense for the period ended June 30, 2005 amounted to $2,024 (2004-$1,882). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$ 2,031
2006	4,065
6,096

7.

Bank Indebtedness

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007 which included a secured convertible minimum borrowing note amounted to $1,000,000 (see Note 8).  The minimum borrowing note requires the company to have minimum borrowing of $1,000,000 under the secured revolving line of credit. Advances under this facility of $2,761,085 at June 30, 2005 are collateralized by the assets of the Company.  Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to a bank account and repay the bank indebtedness.

8.

Convertible Notes

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured Convertible Term Note (“Term Note”) in the principal amount of $4,500,000 due September 30, 2007, secured revolving notes and secured convertible minimum borrowing note (“the revolving note”) of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank to be released upon the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus, no default by the Company under the Laurus financing and financial milestones of the Company are met. Subsequent to 2004 fiscal year end, Laurus has waived the requirements and released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005 and the remaining $1,125,000 was released on June 27, 2005.

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. Interest accrued on the term note but was not payable until October 31, 2004. Interest on the revolving note accrues and is payable on a monthly basis. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share. The amount convertible into the Company’s common stock is subject to a restriction that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,761,085 as at June 30, 2005.

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

During the period ended June 30, 2005, the Company entered into four Amendments (“the Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

Pursuant to each Amendment, Laurus agreed to postpone a scheduled principal payment in respect of the Term Note and in consideration of the postponement until September 30, 2007, the Company agreed to issue additional warrants.. (also see Note 10)

Pursuant to Amendment No. 1 on March 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.20 per share.

Pursuant to Amendment No. 2 on April 30, 2005, the Company issued to Laurus a warrant to puchase 100,000 shares of the common stock of the Company at an exercise price of $1.01 per share.

Pursuant to Amendment No. 3 on May 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.01 per share.

Pursuant to Amendment No. 4 on June 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.90 per share.

In total, 400,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note.

In addition, on June 22, 2005, the Company entered into an Amendment and Waiver with Laurus amending the Securities Purchase Agreement and Registration Rights Agreement. Pursuant to the Amendment, Laurus waived liquated damages due and payable to Laurus by the Company of approximately $138,000 incurred by the Company for failing to cause its registration statement registering the shares to be declared effective by the SEC on the required date. The Company issued to Laurus a warrant to purchase 313,000 shares of the common stock of the Company at an exercise price of $1.00 per share. (also see Note 11)

Convertible notes, net of current portions is comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$ 4,500,000
Less:
Discount on notes, net of accumulated amortization of $621,300	(1,240,200)
Beneficial conversion features, net of accumulated amortization of $621,300	(1,240,200)
2,019,600
1,100,000
$ 919,600

The amortization of discount on notes and beneficial conversion features for the period ended June 30, 2005 was $409,720 and $409,720 respectively. No amortization for the period ended June 30, 2004.

Total interest for the period was $188,911 (2004-$Nil).

Discount on notes represents the fair value of the option and warrant issued to Laurus in connection with the notes payable. The fair value of the option and warrant were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate from 3.5% to 4.33%, expected dividend yield of 0%, volatility of 50% and 55%, share price of $0.9 to 1.07 and expected lives of 10 and 7 years for the option and warrant, respectively. Discounts on notes are amortized over the term of the related indebtedness using the effective interest method.

In accordance with the provisions of Emerging Issues Task Force (EITF)Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, the allocated value of the Convertible Note contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Convertible Notes and the Warrant and Option at the date of issuance. The amount arising from the beneficial conversion feature aggregated approximately $1,861,500 and is being amortized as interest expense from the date of the issuance of the Note to the end of the term of the Note. The Company valued the Convertible Note and the Warrant and Option at issuance. The fair value of the Warrant and Option at the time of issuance was $3,175,000. The Company marked the Warrant and Option to relative fair value at the date the warrants and options issued under EITF 98-5/00-27. The net carrying value of the Note after allocation of the fair value of the Warrants is being accreted to interest expense over the life of the agreement using the effective interest method.

In circumstances in which the notes are converted prior to amortization of the full amount of the discount, the remaining unamortized discount at the date of conversion should be immediately recognized as interest expense or as a dividend, as appropriate. If the amount of unamortized discount is recognized as an expense (because the convertible instrument was debt in form), the expense should not be classified as extraordinary.

The principal payments for the next three fiscal years are as follows:

Year	Amount

2005	$ 500,000
2006	1,200,000
2007	2,800,000

$ 4,500,000

9.

Notes Payable to Related Parties

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

Interest expense recognized for the period was $22,500 (2004 - $Nil).

10.

Other Notes Payable

As at June 30, 2005, balance comprises four promissory notes issued in February 2004 each with principal amounts of $40,650 and payable at 100% of the face or principal amount in the denomination of CAD $50,000. The notes mature on February 26, 2007.  Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month. The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on March 26, 2006.

Interest expense recognized for the period was $8,491 (2004 - $5,271).

The principal payments for the next five fiscal years and thereafter are as follows:

Year	Amount
2005	$ -
2006	135,502
2007	27,100
$ 162,602

11.

Shareholders’ Equity

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relations services rendered.  In addition, the Company entered into an engagement letter and issued 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice. Total recognized consulting and legal expenses for the period end June 30, 2005 relating to the above shares are $48,000 and $35,182. The remaining balance was recorded under prepaid expenses of $15, 000. In June 2005, the Company entered into another consulting agreement by issuing 200,000 shares stock in consideration for investor relations services rendered and the fair value of the shares issued were $367,445.  Total recognized consulting  expenses for the period ended June 30, 2005 relating to the above shares are $15,310. The remaining balance was recorded under prepaid expenses of $352,135.

On June 30, 2005, all the outstanding principal of a convertible promissory note in the amount of $105,193 was converted into 174,216 shares of the Company’s common stock.

As a result of the above transactions, the number of common shares increased to 30,509,216.

Options

During the fiscal year 2004, the Company granted 1,499,999 options to purchase a maximum of 1,499,999 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. The options related to the debt were recorded at fair value by using the Black-Scholes option pricing model at discount on notes and beneficial conversion features of convertible notes (see Note 8 for conditions). The fair value of options issued was $1, 593, 400. No options were exercised during the period.

Warrants

During the fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes and beneficial conversion features of the convertible notes (see Note 8 for the conditions). The fair value of the warrants issued was $1,370,000. In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 5).  The fair value of the warrants issued was $425,000. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of  0%, volatility of 55%, share price of $1.07 and contractual  lives of  5 to 7 years.

During the period ended June 30, 2005, the Company additionally granted 713,000 warrants to purchase a maximum 713,000 shares of common stock.  Of the warrants granted, 400,000 warrants were issued to postpone scheduled principal payments in respect of Term Note with the balance of 313,000 warrants issued pursuant to Laurus waiving the payment of penalties for failure to have an effective registration statement (also see Note 8).  The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes and beneficial conversion features of the convertible notes (see Note 8 for the conditions). The fair value of warrants issued was $211,600. In addition, the warrants issued pursuant to waiver of the payment of the penalties were recorded at fair value by using the Black-Scholes option pricing model under the general and administration expenses. The fair value of the warrants issued was $137,800. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to  4.33%, expected dividend yield of  0%, volatility of 50%, share price of $0.85 to $1.10 and contractual  lives of 7 years.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.20 per share and expire at various dates between September 30, 2009 and June 30, 2012. No warrants were exercised during the period.

12.

Basic and Diluted Loss Per Shares

Total number of shares excluded from the calculation of loss per share for the period ended June 30, 2005 was 5,202,499 because they are anti-dilutive.

13.

Subsequent events

Subsequent to period ended, Laurus converted 1,200,000 options for the price of two-third of one cent per share of the Company’s common stock.  Pursuant to a letter agreement, the Company issued to Torys LLP an additional 7,500 shares.

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

On April 1, 2005 the Company announced that AC Technical received a grant from Canada’s Industrial Research Assistance Program.

On June 2, 2005 the Company announced that A.C. Technical Systems, Ltd. was awarded approximately $803,900 million in orders for security and surveillance projects by the Canadian Government, and companies in the commercial property management and education markets.

Results of Operations
Comparison of  Three Months Period Ended June 30, 2005
to Period Ended June 30, 2004

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the fourth quarter of the calendar year. For example, the Canadian federal government has a March year end, and as a result, we experience an increase in government contracts in the first quarter of the calendar year.

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the second quarter ended June 30, 2005 to the comparable period in 2004, which relates to AC Technical Ltd., the predecessor. The business of AC Technical was acquired in a leveraged buyout on September 30, 2004. Prior to the September 30, 2004 Creative Vistas, Inc. had no material assets or results.

Sales:  Sales for the quarter ended June 30, 2005 increased 33% to $2,289,000 from $1,723,000 for the quarter ended June 30, 2004.  Contract revenue increased $556,000, or 37% compared to the second quarter of 2004.  The improvement is directly related to the increase in the number of subcontracts for the provision of services to government contracts. For the second quarter ended June 30, 2005, contract revenue from three of our major customers was $539,000, representing an increase of $198,000 or 58%. The increase resulted from the Company winning a greater percentage of contract bids.  Service revenue increased 3% to $236,000 for the second quarter of fiscal 2005 from $230,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold:  Cost of goods sold as a percentage of revenue for the three months ended June 30, 2005 was 1,792,000 or 78% of revenues compared to 1,041,000 or 60% of revenues for the three month period ended June 30, 2004. The material cost was $1,221,000 or 53.4% of the revenue for the three months ended June 30, 2005 compared to $639,000 or 37.1% of revenues in the same period of fiscal 2004. The percentage increase in material cost was mainly due to our charging lower rates to compete in an increasingly competitive market. This was continuted to be the trend of the industry.  As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $559,000 or 24.4% of revenues for the three months ended June 30, 2005 and $391,000 or 22.7% of revenues for fiscal 2004.  The increase in balance was mainly due to the increase in contract revenue.

Project, Selling, General and Administrative Expenses:  Projects, selling, general and administrative expenses for the quarter ended June 30, 2005 was $1,311,000 or 57.3% of revenues for the quarter ended June 30, 2005 compared to $1,060,000 or 61.5% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $353,000 or 15.4% of revenue for the quarter ended June 30, 2005 compared to $365,000 or 21.2% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff amounting to $155,000 in the second quarter of fiscal 2005 compared to $157,000 for the same period of fiscal 2004. Automobile insurance expenses were approximately $14,000 for the three month period ended June 30, 2005 compared to $18,000 for the same period of fiscal 2004. Leasing cost of the automobile was approximately $42,000 for the quarter ended June 30, 2005 compared to $55,000 for the same period of fiscal 2004.  The decrease was mainly due to the decrease in number of vehicles used by the Company.  Travel and gas expenses were $79,000 for the quarter ended June 30, 2005 compared to $49,000 for the same period of fiscal 2004.  The increase was mainly due to the increase in travel by the staff.  The consulting fee was decreased to $14,000 for the quarter ended June 30, 2005 from $56,000 for the same quarter ended June 30, 2004.  There was consulting fees for the services provided by a Company related to the chief executive officer of A.C. Technical Systems Ltd in 2004.  The consulting services were on a monthly basis and were not pursuant to a written agreement.  There was no such expense after the business acquisition and leveraged buyout transactions.

Selling expenses were $240,000 or 10.5% of revenues for the quarter ended June 30, 2005 compared to $293,000 or 17% of revenues for the second quarter of fiscal 2004. Balance for the three months period ended June 30, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $175,000 compared to $212,000 for the same period of fiscal 2004. Decrease in balance was mainly due to the decrease in number of salespersons from 8 as at June 30, 2004 to 6 as at June 30, 2005. The advertising and promotion expenses were $34,000 for both quarters ended June 30, 2004 and 2005 with no material fluctuation.

General and administrative cost was $719,000 or 31.4% of revenues for the quarter ended June 30, 2005 compared to $402,000 or 23.3% for fiscal 2004. The balance for the three month period ended June 30, 2005 is comprised mainly of salaries and benefits to administrative staff of $148,000 compared to $128,000 for the quarter ended June 30, 2004. The increase in balance was mainly due to the increase in headcount. The professional fees and investor relations expenses were $103,000 for the quarter ended June 30, 2005 compared to $54,000 for the same period of fiscal 2004. The increase was mainly due to the addition of investor relations expenses in the fiscal 2005 and there were no investor relations expenses in fiscal 2004  In addition, there were penalties in the amount of $137,000 to Laurus related to the Company for failure of the Company to cause its registration statement registering the shares to be declared effective by the SEC on the required date. Laurus waived any liquated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus.  The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 8 and Note 10).

Operating Income/Loss:  The Company has a lower gross margin of 22% for the quarter ended June 30, 2005 compared to 39.6% for the same quarter of fiscal year 2004. Our losses were mainly due to the lower gross margin, large professional fees for the registration statements and the quarterly report and investor relations expenses in the amount of $103,000 for the quarter end June 30, 2005 compared to $54,000 for the same period of fiscal 2004. In addition there were penalties in the amount of $137,000 to Laurux.

Interest Expenses:  Interest expenses for the quarter ended June 30, 2005 were $608,000 or 27% of revenues compared to $9,000 or 1% of the revenues for the same quarter of fiscal 2004. The balance for the current period is primarily comprised of the amortization of discount on notes, beneficial conversion features and deferred charges amounting to $512,000. In addition, total interest on the convertible term notes and other notes payable was $95,000 for the three month period ended June 30, 2005 and there was no such interest for the same period of fiscal year 2004.

Income taxes:  No income tax provision for the period ended June 30, 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the quarter ended June 30, 2005 was $1,421,000 compared to net loss of $341,000 for the three month period ended June 30, 2004. The net loss for the three months ended June 30, 2005 was attributed to the amortization of discounts on notes, beneficial conversion features and deferred charges amounting $512,000.  In addition, net loss increased because of the professional and investor relations expenses incurred due to public company expenses and the additional interest and penalty expenses on long term debts. Also, the gross margin decreased by 17%.

Results of Operations
Comparison of  Six month Period Ended June 30, 2005
to Period Ended June 30, 2004

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the six month period ended June 30, 2005 to the comparable period in 2004, which relates to AC Technical Ltd., the predecessor. The business of AC Technical was acquired in a leveraged buyout on September 30, 2004. Prior to the September 30, 2004 Creative Vistas, Inc. had no material assets or results.

Sales:  Sales for the six month period ended June 30, 2005 increased 35% to $5,138,000 from $3,788,000 for the six month period ended June 30, 2004.  Contract revenue increased $1,308,000, or 39% compared to the six month period ended June 30, 2004.  The increase was mainly due to an increase in the number of contract.  For the six month period ended June 30, 2005, contract revenue from three of our major customers was $1,466,000, representing an increase of $633,000. The increase resulted from the Company winning a greater percentage of contract bids.  Service revenue increased 7.6% to $540,000 for the six month period ended 2005 from $501,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold:  Cost of goods sold as a percentage of revenue for the six month period ended June 30, 2005 was 3,734,000 or 72.7% of revenues compared to 2,224,000 or 58.7% of revenues for the six month period ended June 30, 2004. The material cost was $2,583,000 or 50.3% of the revenue for the six month ended June 30, 2005 compared to $1,487,000 or 39.3% of revenues in the same period of fiscal 2004. The percentage increase in material cost was mainly due to our charging lower rates to compete in an increasingly competitive market. As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $1,087,000 or 21.2% of revenues for the six month ended June 30, 2005 and $864,000 or 22.8% of revenues for fiscal 2004.  The increase in balance was mainly due to the increase in contract revenue.

Project, Selling, General and Administrative Expenses:  Projects, selling, general and administrative expenses for the six month ended June 30, 2005 was $2,301,000 or 44.8% of revenues for the six month period ended June 30, 2005 compared to $1,900,000 or 50.2% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $686,000 or 13.4% of revenue for the quarter ended June 30, 2005 compared to $729,000 or 19.2% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff amounted to $326,000 in the six month period ended 2005 compared to $349,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of head count. The automobile insurance expenses were approximately $34,000 for the six month period ended June 30, 2005 compared to $36,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of vehicles used by the Company and leasing costs for Company automobiles of approximately $92,000 for the quarter ended June 30, 2005 compared to $105,000 for the same period of fiscal 2004.  The decrease was mainly due to the decrease in number of vehicles used by the Company.  Travel and gas expenses were $121,000 for the six month period ended June 30, 2005 compared to $103,000 for the same period of fiscal 2004. The increase was mainly due to more travel by the staff.

Selling expenses were $421,000 or 8.2% of revenues for the six month period ended June 30, 2005 compared to $496,000 or 13% of revenues for the six month period of fiscal 2004. Balance for the six month period ended June 30, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $265,000 compared to $321,000 for the same period of fiscal 2004. Decrease in balance was mainly due to the decrease in salespersons from 8 as at June 30, 2004 to 6 as at June 30, 2005. The advertising and promotion expenses were decreased by $40,000 which was mainly due to the better control on the expenses by the Company.

General and administrative cost was $1,194,000 or 23.2% of revenues for the six month ended June 30, 2005 compared to $676,000 or 17.8% for fiscal 2004. The balance for the six month period ended June 30, 2005 mainly is comprised of salaries and benefits to administrative staff of $290,000 compared to $238,000 for the six month period ended June 30, 2004. The increase in balance was mainly due to new hiring of chief financial officer, research and development staff and VP of acquisition which happened after the first quarter of 2004. The professional fees and investor relations expenses were $219,000 for the six month period ended June 30, 2005 compared to $54,000 for the same period of fiscal 2004. The increase was mainly due to investor relations expenses for the fiscal 2005 and additional professional fees incurred for the registration statements and other corporate matters.  There were no investor relations expenses in fiscal 2004. In addition, there were penalties in the amount of $137,000 to Laurus related to the Company for failure of the Company to cause its registration statement registering the shares to be declared effective by the SEC on the required date. Laurus waived any liquated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus.  The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 8 and Note 11).

Operating Income/Loss:  The Company has a lower gross margin of 27% for the six month period ended June 30, 2005 compared to 41.3% for the same period ended June 30, 2004. Our losses were mainly due to the lower gross margin, large professional fees for the registration statements and the quarter report and investor relations expenses. In addition, the company has additional penalties payable to Laurus in the amount of $137, 000.

Interest Expenses:  Interest expenses for the six month period ended June 30, 2005 was $1,278,000 or 25% of revenues compared to $15,000 or 1% of the revenues for the same period of fiscal 2004. The balance for the current period is primarily comprised of the amortization of discount on notes, beneficial conversion features and deferred charges amounting to $1,060,000. In addition, total interest on convertible term notes and other notes payable was $218,000 for the six month period ended June 30, 2005 and there was no such interest for the same period of fiscal year 2004.

Income taxes:  No income tax provision for the period ended June 30, 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the six month period ended June 30, 2005 was $2,175,000 compared to net loss of $352,000 for the six month period ended June 30, 2004. The net loss for the six month ended June 30, 2005 was attributed to the amortization of discounts on notes, beneficial conversion features and deferred charges amounted to $1,060,000.  In addition, the net losses increased because of professional and investor relations expenses incurred due to public company expenses and also the additional interest expenses on long term debts.  Also, the gross margin decreased by 14% in 2005 compared to the same period ended of fiscal 2004.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2005, we had $1,049,000 in cash. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. The balance available under credit facilities was $238,900 at June 30, 2005. During fiscal year 2005, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $840,000 for the six month ended June 30, 2005. The changes in operating assets and liabilities resulted in net cash provided of $13,000, which included a $533,000 increase in accounts receivable, a $56,000 increase in inventory, a $6,000 increase in prepaid expenses, a $640,600 increase in accounts payable, a $1,000 decrease in income taxes recoverable and a $35,000 decrease in deferred revenue.

Compared the balance sheet as at June 30, 2005 to December 31, 2004

Accounts Receivable

Our accounts receivable increased by approximately $533,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in revenue in the six month period ended June 30, 2005 and more government related jobs in the first and second quarters, which have a longer payment cycle than the non-government jobs. Approximately 52% of the accounts receivable outstanding at June 30, 2005 were less than 90 days old.

Inventory

Inventory on hand at June 30, 2005 increased $56,000 compared to the balance as at December 31, 2004. The level of inventory remains consistent with the balance as December 31, 2004 which was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable increased by $640,600 compared to the balance as at December 31, 2004 which was mainly due to the increase in purchases of material, in the last six month and the timing of payments to our suppliers. Total trade payable as at June 30, 2005 increased by approximately $608,000 compared to the balance as at December 31, 2004 and the increase in accrued interest by approximately $50,000.

Deferred Revenue

Deferred revenue increased by $36,000 at June 30, 2005 compared to the balance as at December 31, 2004. This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $130,000 for the six month ended June 30, 2005 compared to $600 for the six month ended June 30, 2004. The increase was mainly due to the note receivable to dataBahn of $125,000 for the current period.

Net Cash Provided From Financing Activities.  Net cash provided from financing activities was $1,574,000 for the six month ended June 30, 2005 compared to net cash provided of $30,000 for the six month period ended June 30, 2005. The increase is  mainly due to the release of the restricted cash in the amount of $1,250,000 in 2005.

We plan to adopt an incentive stock option plan after our registration statement registering the shares issued to Laurus is declared effective by the SEC.  The terms of the inventive stock option plan are not yet known.

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

Additionally, the meaning of the term “normal capacity” was clarified. It should be effective for fiscal years beginning after June 15, 2005. Based on management’s evaluation, the adoption is not expected to have a material effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period beginning after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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

We derive revenues from contract revenue and services revenue, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for contract and services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Contract revenue consists of fees generated from installation of security systems. Services revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades.  Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts.  Revenue for these services is recognized in the period in which the services are provided.

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

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.,

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide reasonable assurance.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated:  August 22, 2005

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

Dated: August 22, 2005

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

Dated: August 22, 2005

-------------------------------------- Fairy Lee Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creative Vistas, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sayan Navaratnam, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: ------------------------------------ Sayan Navaratnam Chairman and Chief Executive Officer

August 22, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Creative Vistas, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Heung Hung Lee, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: ------------------------------------ Heung Hung Lee Chief Financial Officer

August  22 2005