Form 10QSB
period 2005-09-30
CREATIVE VISTAS INC
filed 2005-12-21
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 21, 2005, there were 31,921,716 shares of common stock, no par value per share, outstanding.

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management's Discussion And Analysis or Plan of Operation	22
Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders.	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	30

EXPLANATORY NOTE

The Company has not been able to secure the review of this periodic report on Form 10-QSB by its independent registered auditors. In order to meet its obligations to its shareholders, the Company has elected to file this report without its independent registered auditors' involvement, but intends to obtain such review by its independent registered auditors and file an amendment to this Form 10-QSB, as soon as possible.

PART I. Financial Information

Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2005

Assets
Current Assets
Cash and bank balances	$857,458
Accounts receivable, net of allowance for doubtful accounts $34,400	3,005,193
Income tax recoverable	338,252
Inventory, net of reserve of $nil	405,325
Prepaid expenses	347,570
Note receivable (Note 4)	62,496
Due from related parties	2,203
5,018,497
Property and equipment, net of depreciation	820,042
Note receivable (Note 4)	62,504
Deferred financing costs, net (Note 5)	699,202
Deferred income taxes	35,834
Customer list (Note 6)	5,388
Goodwill	503,898
$7,145,365
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7)	$1,721,713
Accounts payable	1,920,063
Accrued liabilities	419,304
Deferred income	79,566
Deferred income taxes	25,858
Current portion of convertible notes (Note 8)	1,091,383
Current portion of other notes payable (Note 10)	100,574
Due to related parties	7,690
5,366,151
Notes payable to related parties (Note 9)	1,500,000
Other notes payable (Note 10)	71,840
Due to related parties	199,025
Derivative Financial Instruments	3,337,284
10,474,300
Shareholders' deficiency
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
31,816,716 Common shares	—
Additional paid-in capital	(264,605)
Accumulated other comprehensive loss	(74,211)
Deficit	(2,990,119)
(3,328,935)
$7,145,365

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc. Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended			Nine months ended
	Successor		Predecessor	Successor		Predecessor
Contract	September 30 2005	September 29 to September 30 2004	July 1 to September 29 2004	September 30 2005	September 29 to September 30 2004	January 1 to September 29 2004
Contract	$1,555,020	$—	$1,982,482	$6,149,086	$—	$5,268,773
Service	299,318	—	281,794	838,872	—	783,184
Other	11,335	—	—	15,502	—	—
	1,865,673	—	2,264,276	7,003,460	—	6,051,957
Cost of sales
Contract	1,034,881	—	1,683,121	4,707,807	—	3,689,980
Service	152,652	—	201,543	213,798	—	418,563
	1,187,533	—	1,884,664	4,921,605	—	4,108,543
Gross margin	678,140	—	379,612	2,081,856	—	1,943,414
Operating expense
Project	329,684	—	358,680	1,015,806	—	1,087,741
Selling	206,308	—	237,632	627,551	—	733,138
General and administrative	441,742	256,474	382,231	1,497,786	256,474	1,058,142
	977,734	256,474	978,543	3,141,143	256,474	2,879,021
Loss from operations	(299,594)	(256,474)	(598,931)	(1,059,287)	(256,474)	(935,607)
Interest and other expenses (income)
Interest	100,884	—	8,069	318,567	—	23,550
Amortization of deferred charges	111,000	—	—	351,782	—	—
Liquidated damages	—	—		137,703	—	—
Derivative instruments	80,476	—	—	(2,482,598)	—	—
	292,360	—	8,069	(1,674,546)	—	23,550
Income (loss) before income taxes	(591,954)	(256,474)	(607,000)	615,259	(256,474)	(959,157)
Income taxes	—	—	(155,105)	—	—	(193,504)
Net income (loss)	(591,954)	(256,474)	(451,895)	615,259	(256,474)	(765,653)
Other comprehensive income (loss):
Foreign currency translation adjustment	(69,731)	(6,442)	41,943	(60,502)	(6,442)	(27,038)
Comprehensive income (loss)	(661,685)	(262,916)	(409,952)	554,756	(262,916)	(792,691)
Basic weighted—average shares	31,337,558	30,000,000	30,000,000	30,557,317	30,000,000	30,000,000
Diluted weighted-average shares	31,337,558	30,000,000	30,000,000	30,557,317	30,000,000	30,000,000
Basic earnings per share	(0.02)	(0.01)	(0.02)	0.02	(0.01)	(0.03)
Diluted earnings per share	(0.02)	(0.01)	(0.02)	0.02	(0.01)	(0.03)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc. Condensed Consolidated Statement of Cash Flows (Unaudited)

	Successor		Predecessor
	Nine months ended
	September 30, 2005	Period from September 29 to September 30, 2004	Period from Janaury 1 to September 29, 2004
Cash provided by (used in)
Operating activities
Net income (loss)	615,259	(256,474)	(765,653)
Depreciation of capital assets	34,548	—	37,589
Amortization of customer lists	3,076	—	2,823
Amortization of deferred charges	351,782	—	—
Remeasurement of derivative instruments	(2,482,598)	—	—
Bad debts	3,845	—	1,055
Non-cash loan costs	137,703	—	(125,740)
Stock-based compensation expenses	222,228	—	—
Changes in non-cash working capital balances
Accounts receivable	(256,231)	—	(60,518)
Inventory	163,874	—	178,160
Prepaid expenses	2,214	—	(2,891)
Accounts payable and other accrued liabilities	388,982	166,342	52,095
Deferred revenue	(113,330)	—	227,503
Deferred income taxes	—	—	—
Income taxes payable	(139)	—	(105,043)
	(928,787)	(90,132)	(560,620)
Investing activities
Due from related parties	—	—	—
Purchase of property and equipment	(5,089)	—	(967)
Note receivable	(125,000)	—	—
Investment in subsidiary	—	(1,800,079)	—
	(130,089)	(1,800,079)	(967)
Financing activities
Increase in bank indebtedness	402,625	1,183,172	394,729
Deferred financing costs	—	(751,289)	—
Repayment of mortgage principal	—	(229,633)	(13,180)
Convertible notes	1,250,000	3,250,000	—
Notes payable	—	—	248,006
Issuance of common shares	8,040	—	—
Due to related parties	2,570	—	(67,968)
	1,663,235	3,452,250	561,587
Effect of foreign exchange rate changes on cash	(124,578)	—	—
Net change in cash and cash equivalents	479,781	1,562,039	—
Cash and cash equivalents, beginning of period	377,677	—	—
Cash and cash equivalents, end of period	857,458	1,562,039	—
Supplemental Cash Flow Information
Cash paid for interest	419,523	—	236,082
Cash paid for income taxes	—	—	37,278
Loan costs paid with warrants	137,703	—	—
Common shares issued for consulting fees	449,945	134,239	—
Other note payable converted to equity	105,193	—	—

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

3.  Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2005 and statement of operations and statement of cash flows for the period ended September 30, 2005 and the day of September 30, 2004 include the accounts of CVAS, AC Acquisition and AC Technical. Intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed statement of operations and statement of cash flows for the period ended September 29, 2004 include the account of AC Technical. No separate financial statements are presented for the company, Creative Vistas, Inc., prior to the business acquisition and leveraged buyout transactions because, prior to September 30, 2004, it had no material assets or results. The balance sheet at September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2004 and 2005 and the statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2005 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

Accounting Policy

The Company has suffered recurring losses, has negative cash flows from operations of $928,787 and has an accumulated deficit of $2,990,119 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales. These financial statements do not include any adjustments that might result from this uncertainty.

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

The Company’s cash and cash equivalents were $857,458 as at Septebmer 30, 2005.

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

Revenue Recognition

Contract Revenue

Software Related Services - Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts, using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Security Systems - Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, system installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104 which are the delivery of the equipments and completion of installation process. The fair value of each element was based on the price charged when it is sold on a standalone basis.

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

Earning (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. Adjustments to earnings per share calculation includes reversing interest related to the convertible debts and changes in derivative instruments The Company has reported an adjusted net loss for the both three and nine months period ended September 30, 2005. As a result, 299,997, 4,002,500 and 7,340,554 shares of common stock, which may be issued upon exercise of options,warrants and convertible debts respectively, have been excluded from the calculation of diluted loss per share, for the three months ended September 30, 2005, because their inclusion would be anti-dilutive. For the period ended September 30, 2004, 1,499,997, 2,989,500 and 6,750,000 shares of common stock, which may be issued upon exercise of options,warrants and convertible debts respectively, have been excluded from the calculation of diluted loss per share, for the three months ended September 30, 2005, because their inclusion would be anti-dilutive.

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

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the economic characteristics and risks of any embedded derivative instrument are not "clearly and closely" related to the risks of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt", bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt, bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received are first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gains and losses resulting from any intercompany balances with different functional currencies would be recognized in statement of operations.

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

Restatement

We have amended the annual reports for the year ended December 31, 2004 and quarterly reports of the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005 to reflect the accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, We have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that this instrument was "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. We understand that the SEC Staff has recently issued a number of comment letters to other registrants related to this topic and our interpretation may not be appropriate. As a result, we were required to bifurcate the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

As a result of the restatement, we have recorded a discount of convertible debt as at September 30, 2004. The discount was amortized over the period of the convertible debt as interest and other expenses in our accompanying consolidated statements of operations. The warrants and options issued related to Laurus financing from the period of September 30, 2004 to June 30, 2005 were marked to market at each balance sheet date. Accordingly, the effect on our accompanying consolidated balance sheet as of September 30, 2004 was an increase in liabilities by $3,573,352 and corresponding increase in stockholders' deficiency of $3,573,352. The effect on our consolidated statements of operations for the quarter ended September 30, 2004 was $nil.

The effect on our accompanying consolidated balance sheet as of December 31, 2004 was an increase in liabilities by $5,564,912 and corresponding increase in stockholders' deficiency of $5,564,912. The effect on our consolidated statements of operations for the quarter ended September 30, 2004 was an increase in our net loss of $1,991,561. Basic and diluted earning per share for the year ended December 31, 2004 changed from loss per share $0.04 to earning per share of $0.11.

The effect on our accompanying consolidated balance sheet as of June 30, 2005 was an increase in liabilities by $2,469,747 and corresponding increase in stockholders' deficiency of $2,469,747. The effect on our consolidated statements of operations for the quarter ended June 30, 2005 was an increase in our net income of $3,382,514. Basic and diluted earning per share for the quarter ended June 30, 2005 changed from loss per share $0.03 to earning per share of $0.04.

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

In December 2004, the FASB issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first interim and annual reporting period beginning after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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

5.  Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended September 30, 2005, the amortization of deferred financing cost approximately $351,782 (2004 - $Nil).

2005
Cost	$1,176,365
Accumulated amortization	477,163
$699,202
The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$107,291
2006	380,889
2007	211,022
$699,202

6.  Customer List

	2005
	Cost	Accumulated Depreciation
Customer list	$17,241	11,853
		$5,388

Amortization expense for the period ended September 30, 2005 amounted to $3,076 (2004-$2,823). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$1,077
2006	4,311
$5,388

7.  Bank Indebtedness

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007 which included a secured convertible minimum borrowing note amounted to $1,000,000 (see Note 8). The secured convertible minimum borrowing note requires the Company to have minimum borrowing of $1,000,000 under the secured revolving line of credit. Advances under this facility of $2,840,554 at September 30, 2005 are collateralized by the assets of the Company. Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to a bank account and repay the bank indebtedness.

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the bank indebtedness, together with interest, at any time at a conversion price of $1.00 per common share, subject to adjustment in certain circumstances. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 4.99% of our outstanding shares of common stock. (also see Note 8)

Bank indebtedness, net of current portions is comprised of:

2005
Bank Indebtedness due to Laurus, collateralized by all assets of the Company	$2,840,554

Less:
Discount on notes related to the convertible options, common stock options and warrants	(1,119,381)
$1,721,713

8.     Convertible Notes

a)      Private Placement - Laurus Master Fund, Ltd.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank to be released upon the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus, provided that there is no default by the Company under the Laurus financing and the Company meets certain financial milestones. Subsequent to the year ended December 31, 2004, Laurus waived the requirements and released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005 and the remaining $1,125,000 was released on June 27, 2005.

Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share. The amount convertible into the Company’s common stock is subject to a conversion cap that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,840,554 as at September 30, 2005.

Pursuant to the Secured Convertible Term Note, subject to certain volume limitations and other conditions, all or a portion of the monthly payment due on the Convertible Term Note will be converted into the common stock of the Company. The term note sets forth criteria primarily relating to share price and trading volume pursuant to which the Company is 1) required to pay Laurus in cash, 2) required to pay Laurus in stock or 3) required to pay Laurus in a combination of cash and stock. If the share price and trading volume criteria are met, the Company is required to pay principal and interest in stock. If the share price, but not the trading volume, criteria are met, the Company will be required to pay in a combination of stock and cash. Otherwise, the Company will be required to pay Laurus in cash. Neither Laurus nor the Company has the option of choosing in which form the Company makes its payments if these criteria are met.

The Company must pay Laurus in stock if

(i)
the average closing price of its common stock as reported by Bloomberg, L.P. on the principal market for the 5 consecutive trading days immediately preceding the date that Laurus gives the Company a Repayment Notice is greater than or equal to 110% of the fixed conversion price of $1.00 after the 3-for-1 stock split (i.e. if the stock price is greater than $1.10 per share) and

(ii)	the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 day trading period immediately preceding delivery of a Repayment Notice.

Any portion of the monthly amount due that is not payable in shares of common stock because the trading volume conversion criteria described above are not met must be paid in cash. Accordingly, if the average closing price described above is over $1.10 per share but the number of shares due would exceed 25% of the aggregate dollar trading volume described above, the Company would be required to pay Laurus in a combination of cash and stock.

When the average closing price of the common stock is less than 110% of the fixed conversion price of $1.00, the Company must pay all or a portion of the monthly amount subject to the following conditions. If the average closing price of the common stock on the principal market is less than 110% of the fixed conversion price (i.e. less than $1.10) for the 5 trading days immediately preceding a repayment date, then Laurus shall provide CVAS with a Repayment Notice requiring the conversion of the monthly amount, as of the date of the repayment notice, at a fixed conversion price equal to the lesser of:

(i)	85% of the average of the closing prices of the common stock during the 20 trading days immediately prior to the date of the delivery of such respective repayment notice or

(ii)	85% of the average of the 3 closing prices of the common stock for the 3 trading days immediately prior to the date of the delivery of such respective repayment notice;

provided that such conversion of the monthly amount due on each repayment date does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22 day trading period immediately preceding delivery of a repayment notice. The fixed conversion price should not be less than $0.73 in any event.

The Repayment Date is the date that monthly interest is payable, the date that the cash portion of each monthly Amount is payable, and the date that shares, if any, are to be issued in lieu of the Monthly Amount. The first Repayment Date was November 1, 2004 and the first Repayment Dates continue on the first day of each consecutive calendar month thereafter.

The Repayment Notice is the notice delivered by Laurus to the Company prior to the Repayment Date that sets out what portion of the Monthly payable will be settled in shares.

Laurus does not have the option of choosing in which form the Company makes its monthly principal payments. If the conversion criteria described above are met, Laurus has voluntarily agreed to provide a Repayment Notice to indicate to the Company what portion of the Monthly Amount must be made in cash or stock. If Laurus does not provide the Repayment Notice, it has no legal consequences, but would make the determination of the requisite payments difficult. The Company is required to pay cash for any part of the monthly amount due on a Repayment Date which Laurus was not able to convert into shares of common stock due to failure to meet the conversion criteria.

Subject only to the conversion cap of the term note, Laurus is required to convert the then outstanding principal amount of the note plus all accrued, but unpaid interest thereon when all of the following conditions are met: 1) the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, 2) there is an effective registration statement pursuant to which Laurus is permitted to utilize the prospectus thereunder to resell all of the conversion shares issued to Laurus (or such conversion shares are eligible for sale under Rule 144 of the Securities Act), 3) there is a sufficient number of authorized but unissued and otherwise unreserved shares of common stock for Laurus to convert all the shares issuable to Laurus under the term note pursuant to Section 3.6, and 4) the amount of the term note to be so converted pursuant to Section 3.6 (when combined with the amount of the secured convertible minimum borrowing note issued by the Company to Laurus to be so converted pursuant to Section 3.6 of the minimum borrowing note and the amount of any other promissory note issued by the Company to Laurus required to be similarly mandatorily converted) does not exceed 10% of the aggregate dollar trading volume of the common stock during such 10 consecutive trading days. If all of these criteria were not met, Laurus would have no obligation to convert.

We may prepay the Convertible Term Note at any time by paying 125% of the outstanding amortizing principal amount, together with accrued but unpaid interest on the outstanding amortizing principal amount, or by paying 120% of the outstanding non-amortizing principal amount, together with accrued but unpaid interest on outstanding non-amortizing principal amount. Upon an event of default under the Convertible Term Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Convertible Term Note. If the Convertible Term Note remains outstanding after an event of default that is not cured, the additional interest rate on the outstanding principal amount payable on a monthly basis will be equal to 18% per annum. Events of default include:

•	a failure to make payments under the Convertible Term Note when due;

•	a material breach of the transaction documents by us;

•	bankruptcy related events;

•	a change of control transaction without prior approval; and

•	events of default under other indebtedness agreements to which we are a party.

Pursuant to the Secured Convertible Minimum Borrowing Note, subject to certain volume limitations and other conditions, if after the date a registration statement covering the resale of the conversion shares is declared effective, the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, Laurus will within 10 trading days convert all or part of the then outstanding amount of the secured convertible minimum borrowing note plus all accrued but unpaid interest into shares of the Company’s common stock. No amount can be converted until (a) either (i) there is an effective registration statement covering the shares of the common stock to be issued in satisfaction of such obligations, or (ii) an exception from registration of the common stock is available pursuant to Rule 144 of the Securities Act, and (b) no event of default exists under the transaction documents unless cured or waived.

The Company has granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 120 days after completion of the business acquisition and leveraged buyout transaction.

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. Interest accrued on the term note but was not payable until November 1, 2004. Interest on the revolving note accrues but is payable on monthly basis. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination of cash and stock , dependant upon the occurrence of certain criteria.

Interest on the term note for the nine months period ended September 30, 2005 was $302,906 (2004: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

On a month-by-month basis, if we register the shares of common stock issuable upon conversion of the note and upon exercise of the warrant and options on a registration statement declared effective by the SEC, the interest rate on the Note is subject to a 0.25% reduction for every 25% increase in the market price of our common stock above the conversion price of the Note, but in no event shall the interest rate be less than zero percent.

Laurus also has the option to convert all or a portion of the Convertible Term Note into shares of our common stock at any time, subject to limitation described below, at an initial fixed conversion price of $1.00 per share, subject to adjustment as described below. The Convertible Term Note is currently convertible into 4,500,000 shares of our common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by us at a price less than the conversion price then in effect. The limitation on Laurus’ ability to convert the Note and exercise the warrant and options includes:

•
Laurus may not convert the Note or exercise the Warrant for a number of shares that would cause all shares then held by Laurus to exceed 4.99% of our outstanding shares of common stock unless there has been an event of default or Laurus provides us with 75 days prior notice.

During the period ended September 30, 2005, the Company entered into four Amendments (“the Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

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

Pursuant to Amendment No. 5 on July 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.05 per share.

Pursuant to Amendment No. 6 on August 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.05 per share.

Pursuant to Amendment No. 7 on September 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $.80 per share.

In total, 700,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note.

The principal payments for the next three fiscal years are as follows:

Year	Amount

2005	$200,000
2006	1,200,000
2007	3,100,000
$4,500,000

We were obligated to file a registration statement registering the resale of shares of our common stock issuable upon conversion of the note and exercise of the warrants and options by November 15, 2004 and to have such registration statement declared effective by the SEC by no later than March 31, 2005. If the registration statement is suspended other than as permitted in the Registration Rights Agreement, or if our common stock is not listed for three consecutive trading days, we are obligated to pay Laurus additional fees. The fees are 2.0% of the original principal amount of the term note and secured minimum borrowing note for each 30 day period in which we fail to take these actions. Under the Registration Rights Agreement between Laurus and the Company, if

(i)	the Registration Statement is not filed on or prior to the applicable filing date;
(ii)	the respective Registration Statement is not declared effective by the effectiveness date;
(iii)	after the respective Registration Statement is filed with the SEC and declared effective, such Registration Statement ceases to be effective due to certain conditions;
(iv)	the Common Stock is not listed or quoted, or is suspended from trading on any Trading Market for a period of five consecutive Trading Days,

The Company shall pay Laurus an amount in cash, as liquidated damages and not as a penalty, equal to 2.0% for each thirty day period (prorated for partial period) on a daily basis of the sum of the original principal amount of the Note (as defined in the Securities Purchase Agreement) plus the original principal amount of each applicable Minimum Borrowing Note (as defined in the Security Agreement).

In addition, on June 22, 2005, the Company entered into an Amendment and Waiver with Laurus amending the Securities Purchase Agreement and Registration Rights Agreement. Pursuant to the Amendment, Laurus waived liquidated damages due and payable to Laurus by the Company of approximately $138,000 incurred by the Company for failing to cause its registration statement registering the shares to be declared effective by the SEC on the required date. The Company issued to Laurus a warrant to purchase 313,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The warrants were recorded at fair value by using the Black-Scholes option pricing model under other expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8%, expected dividend yield of 0%, volatility of 50%, share price of $0.90 and contractual lives of 7 years. (also see Note 11).

The Company entered into another Amendment and Waiver with Laurus as of September 1, 2005 pursuant to which Laurus waived liquidated damages due and payable by the Company for failing to cause its registration statement to be declared effective by the SEC on the extended required date. The effectiveness date has been extended to November 30, 2005. The Company has not issued additional warrants to Laurus in connection with this waiver.

Convertible notes, net of current portions is comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$4,500,000
Less:
Discount on notes, related to conversion options, common stock options and warrants	(3,408,617)
1,091,383
1,091,383
$—

b)      Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 2,950,000 shares and 1,499,997 shares of our common stock at an exercise price from the range of $0.01 and $1.20 per share with a term of seven to ten years. The warrants and options were initially recorded as equity and they have been reclassified for the period ended September 30, 2005 (see Note 3 Restatement). The warrants and options were now recorded at fair value and classified as liability. The fair value of the warrants and option at the time of issue was $3,296,000. (computed using a Black-Scholes model with an interest rate of 3.5% to 4.33%, volatility of 50% to 55%, expected dividend yield of 0%, share price of $0.6 to $1.07 and expected term of seven and ten years respectively) We recorded $1,176,365 for debt issue costs, including investment banking fees and legal and professional fees. Part of the debt issue costs includes five-year warrants to purchase up to 739,500 shares of our common stock at an exercise price from the range of $0.33 to $1.00. The fair value of the warrants at the time of issues was $559,316 and recorded as equity. The discount attributable to the warrants and options are recorded as a reduction to the carrying value of the Note, and the debt issue costs are included in deferred financing costs in the accompanying consolidated balance sheet as of September 30, 2004. The debt discount and debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. Total net income from the movement of derivative instruments  for the nine months period ended September 30, 2005 was $80,476 which is included in interest expense in the accompanying consolidated statement of operations for the period ended September 30, 2005.

EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19, addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer.

Under EITF 00-19, to qualify as permanent equity, all of the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no “make whole” provisions in the contract, there can be no provisions that could require a net cash settlement to the holder of the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common stockholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts’ classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

The registration rights are not treated as freestanding derivative instruments and penalties will be recorded as expenses when they are incurred.
In connection with the provisions of EITF 00-19 the Company acknowledges that obtaining a declaration of a registration statement’s effectiveness and maintaining such effectiveness is beyond its control. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreements described in Note 8(a) if we fail to keep our registration statements effective are potential net cash settlement under EITF 00-19. The warrants and options issued in connection with the financing should be classified as liabilities. The fair value of the warrant and option liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

At September 30, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - June 30, 2005	Value - September 30, 2005
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	299,997	$0.01	$318,597	$268,679	238,666 **
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	887,307	707,105
03-31-2005	03-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.20	60,291	40,296	33,324
04-30-2005	04-30-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	44,309	44,887	36,471
05-31-2005	05-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	56,614	45,172	36,745
06-22-2005	06-22-2012	Warrants issued to Laurus in connection with financing	313,000	1.00	137,703	142,140	115,695
06-30-2005	06-30-2012	Warrants issued to Laurus in connection with financing	100,000	0.09	50,431	50,431	39,528
07-31-2005	07-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.05	56,244	-	36,124
08-31-2005	08-31-2005	Warrants issued to Laurus in connection with financing	100,000	1.05	22,979	-	36,398
						$1,478,912	$1,280,056

At September 30, 2005, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	1,000,000	1.00	2,070,000	1,626,506	1,602,740
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	662,661	454,488
					$2,289,167	$2,057,228
					$3,768,079	$3,337,284
** Total number of options issued was 1,200,000 as at September 30, 2004. During the quarter ended September 30, 2005, Laurus has exercised 1,200,000 options. The remaining number of options was 299,997 as at September 30, 2005.

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

Interest expense recognized for the period was $33,750 (2004 - $Nil).

10.      Other Notes Payable

As at September 30, 2005, balance comprises four promissory notes issued in February 2004 each with principal amounts of $40,650 and payable at 100% of the face or principal amount in the denomination of CAD $50,000. The notes mature on February 26, 2007. Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month. The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on March 26, 2006.

Interest expense recognized for the period was $12,866 (2004 - $5,271).

The principal payments for the next three fiscal years and thereafter are as follows:

Year	Amount
2005	$—
2006	143,678
2007	28,736
$172,414
11.      Shareholders’ Equity

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relations services rendered. In addition, the Company entered into an engagement letter and issued 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice. Total recognized consulting and legal expenses for the period ended September 30, 2005 relating to the above shares are $48,000 and $50,182. Total prepaid expenses related to the above shares are Nil for the period ended September 30, 2005.

In June 2005, the Company entered into another consulting agreement by issuing 200,000 shares stock in consideration for investor relations services rendered with the fair value of $367,445. Total recognized consulting expenses for the period ended September 30, 2005 relating to the above shares are $107,170. The remaining balance was recorded under prepaid expenses of $260,275.

In August 2005, the Company entered into another consulting agreement by issuing 100,000 shares stock in consideration for investor relations services rendered with the fair value of $75,000. Total recognized consulting expenses for the period ended September 30, 2005 relating to the above shares are $9,375. The remaining balance was recorded under prepaid expenses of $65,625. Additionally, the Company issued to Torys LLP an additional 7,500 shares in consideration for legal fees rendered with the fair value of $7,500. The expense was recorded under general and administration expenses.

On June 30, 2005, all the outstanding principal of a convertible promissory note in the amount of $105,193 was converted into 174,216 shares of the Company’s common stock.

In July 2005, Laurus converted 1,200,000 options into 1,200,000 common stock of the Company.

As a result of the above transactions, the number of common shares increased to 31,816,716.

Options

During the fiscal year 2004, the Company granted 1,499,997 options to purchase a maximum of 1,499,997 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. The options related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discount on notes of the convertible notes (see Note 8 for the conditions). The fair value of options issued was $1,593,400. 1,200,000 options were exercised during the period ended September 30, 2005.

Warrants

During the fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt (see Note 7 and 8 for the conditions). The fair value of the warrants issued was $1,370,000. In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 5). The fair value of the warrants issued was $425,000. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, share price of $1.07 and contractual lives of 5 to 7 years.

During the period ended September 30, 2005, the Company additionally granted 1,013,000 warrants to purchase a maximum 1,013,000 shares of common stock. Of the warrants granted, 700,000 warrants were issued to postpone scheduled principal payments in respect of Term Note with the balance of 313,000 warrants issued pursuant to Laurus waiving the payment of penalties for failure to have an effective registration statement (also see Note 8). The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt (see Note 7 and  8 for the conditions). The fair value of warrants issued was $326,800. In addition, the warrants issued pursuant to waiver of the payment of the penalties were recorded at fair value by using the Black-Scholes option pricing model under the general and administration expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.80 to $1.10 and contractual lives of 7 years.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.20 per share and expire at various dates between September 30, 2009 and September 30, 2012. No warrants were exercised during the period.

12.       Basic and Diluted Loss Per Share

Total number of shares excluded from the calculation of basic and diluted loss per share for the three months period ended September 30, 2005 and 2004 were 11,643,051 and 11,239,497 because they are anti-dilutive.

13.       Subsequent events

Subsequent to period ended, the Company entered into Amendments (each an “Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

Pursuant to the Amendments, Laurus agreed to postpone scheduled principal payments in respect of the Term Note and in consideration of the postponement until September 30, 2007, the Company agreed to issue additional 200,000 warrants.

14.       Contingency

The Company has a potential liability for a possible violation of Section 5 of the Securities Act arising from the potential integration of the Laurus financing with this offering. On December 3, 2004, we initially filed the registration statement of which this prospectus is a part, primarily to register the shares of common stock acquirable by Laurus in connection with its financing. At that time, a portion of the proceeds of the Laurus financing was held in a restricted account, which the Company could not access until certain criteria were met. Accordingly, the offering of securities to Laurus may be deemed not to have been completed prior to the filing of the registration statement, which means that the Laurus financing may have been in violation of the registration requirements of Section 5 of the Securities Act of 1933. If it were determined that the Laurus financing violated Section 5, Laurus may have the right to rescind the transaction and we may be liable for penalties and/or damages. Any such rescission, penalties and/or damages could materially adversely affect our financial condition. In addition, the Company is potentially liable for $40,000 relating to a claim by a former employee and $260,000 relating to a claim by a supplier.

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

Results of Operations
Comparison of Three Months Period Ended September 30, 2005
to Period Ended September 30, 2004

Since our business tends to be seasonal, most of the jobs are usually processed by us in the first or the fourth quarter of the calendar year. For example, the Canadian federal government has a March year end, and as a result, we experience an increase in government contracts in the first quarter of the calendar year.

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the third quarter ended September 30, 2005 to the comparable period in 2004, which relates to the successor period of the day September 30, 2004 together with the predecessor period from July 1, 2004 to September 29, 2004 to reflect the entire three months period ended September 30, 2004. The business of AC Technical was acquired in a leveraged buyout on September 30, 2004. Prior to the September 30, 2004 Creative Vistas, Inc. had no material assets or results.

Sales: Sales for the quarter ended September 30, 2005 decreased 18% to $1,866,000 from $2,264,276 for the quarter ended September 30, 2004. Contract revenue decreased $427,000, or 22% compared to the third quarter of 2004. The decrease was directly related to the delay of some construction sites. Service revenue increased 6% to $299,000 for the third quarter of fiscal 2005 from $282,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended September 30, 2005 was 1,187,500 or 64% of revenues compared to 1,884,700 or 83% of revenues for the three month period ended September 30, 2004. The material cost was $811,000 or 43.5% of the revenue for the three months ended September 30, 2005 compared to $1,391,700 or 61.5% of revenues in the same period of fiscal 2004. Last year percentage in material cost was higher mainly due to our charging lower rates to compete in an increasely competitive market. However, the Company intended to sell the contract with higher gross margin in third quarter of 2005. Additionally, there was written off of inventory approximately $100,000 in 2004. As a result, the gross margin was lower for the period ended of September 30, 2004. On the other hand, the labor and subcontractor cost decreased to $366,000 or 19.6% of revenues for the three months ended September 30, 2005 from $467,000 or 20.6% of revenues for fiscal 2004. The decrease in balance was mainly due to the decrease in contract revenue.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the quarter ended September 30, 2005 was $977,700 or 52.4% of revenues for the quarter ended September 30, 2005 compared to $1,235,000 or 54.5% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $329,700 or 17.7% of revenue for the quarter ended September 30, 2005 compared to $358,700 or 15.8% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff amounting to $163,000 in the third quarter of fiscal 2005 compared to $143,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of headcount. Leasing cost of the automobile was approximately $42,000 for the quarter ended September 30, 2005 compared to $62,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of vehicles used by the Company. Travel and gas expenses were $44,000 for the quarter ended September 30, 2005 compared to $26,000 for the same period of fiscal 2004. The increase was mainly due to the increase in travel by the staff. The consulting fees decreased to $11,000 for the quarter ended September 30, 2005 from $66,000 for the same quarter ended September 30, 2004. There were consulting fees for the services provided by a Company related to the chief executive officer of A.C. Technical Systems Ltd in 2004. The consulting services were on a monthly basis and were not pursuant to a written agreement. There was no such expense after the business acquisition and leveraged buyout transactions.

Selling expenses were $206,300 or 11.1% of revenues for the quarter ended September 30, 2005 compared to $237,600 or 10.5% of revenues for the third quarter of fiscal 2004. Balance for the three months period ended September 30, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $162,700 compared to $195,700 for the same period of fiscal 2004. Decrease in the balance was mainly due to the decrease in number of salespersons from 8 as at September 30, 2004 to 5 as at September 30, 2005. The advertising and promotion expenses were 16,500 for the quarter ended September 30, 2005 compared to $24,000 for the third quarter of fiscal 2004. There was no material fluctuation for both quarters ended September 30, 2004 and 2005.

General and administrative cost was $441,700 or 23.6% of revenues for the quarter ended September 30, 2005 compared to $638,700 or 28.2% for fiscal 2004. The balance for the three month period ended September 30, 2005 is comprised mainly of salaries and benefits to administrative staff of $127,500 compared to $143,000 for the quarter ended September 30, 2004. The increase in balance was mainly due to the decrease in headcount. The professional fees, investor relations and investment banking fees were $103,000 for the quarter ended September 30, 2005 compared to $256,000 for the same period of fiscal 2004. The balance for the third quarter of fiscal 2004 was mainly due to the business acquisition and leverage buyout transaction happened on September 30, 2004

Operating Income/Loss: The Company has a higher gross margin of 36% for the quarter ended September 30, 2005 compared to 17% for the same quarter of fiscal year 2004. The increase in gross margin was mainly due to the fact that the Company sold contracts with higher gross margin in the last few months. Our losses were mainly due to the large professional fees for the registration statements and the quarterly report and investor relations expenses in the amount of $103,000 for the quarter ended September 30, 2005 and $256,000 for the quarter ended September 30, 2004.

Interest and Other Expenses or income: Net loss from Interest and other expenses for the quarter ended September 30, 2005 were $292,400 or 15% of revenues compared to $8,000 or 1% of the revenues for the same quarter of fiscal 2004. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $110,000. In addition, total interest on the convertible term notes and other notes payable was $100,000 for the three month period ended September 30, 2005 and there was no such interest for the same period of fiscal year 2004.

Income taxes: No income tax provision for the period ended September 30, 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the quarter ended September 30, 2005 was $592,000 compared to net loss of $863,000 for the three month period ended September 30, 2004. The net loss for the three months ended September 30, 2005 was attributed to the amortization of deferred charges amounting $111,000. In addition, net loss increased because of the professional and investor relations expenses incurred due to public company expenses and the additional interest and penalty expenses on long term debts.

Results of Operations
Comparison of nine month Period Ended September 30, 2005
to Period Ended September 30, 2004

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the nine month period ended September 30, 2005 to the comparable period in 2004, which relates to the successor period of the day September 30, 2004 together with the predecessor period from July 1, 2004 to September 29, 2004 to reflect the entire nine months period ended September 30, 2004. The business of AC Technical was acquired in a leveraged buyout on September 30, 2004. Prior to the September 30, 2004 Creative Vistas, Inc. had no material assets or results.

Sales: Sales for the nine month period ended September 30, 2005 increased 16% to $7,003,000 from $6,052,000 for the nine month period ended September 30, 2004. Contract revenue increased $880,000, or 17% compared to the nine month period ended September 30, 2004. The increase was mainly due to an increase in the number of contract in the first nine months of 2005. The increase resulted from the Company winning a greater percentage of contract bids. Service revenue increased 7.1% to $839,000 for the nine month period ended 2005 from $783,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the nine month period ended September 30, 2005 was 4,921,600 or 70.3% of revenues compared to 4,108,500 or 67.9% of revenues for the nine month period ended September 30, 2004. The material cost was $3,372,500 or 48.1% of the revenue for the nine month ended September 30, 2005 compared to $2,708,500 or 44.7% of revenues in the same period of fiscal 2004. The percentage increase in material cost was mainly due to our charging lower rates to compete in an increasingly competitive market. However, the Company intended to sell the contracts with higher gross margin. As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $1,453,000 or 20.7% of revenues for the nine month ended September 30, 2005 and $1,331,200 or 21.9% of revenues for fiscal 2004. The increase in balance was mainly due to the increase in contract revenue.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the nine month ended September 30, 2005 was $3,141,100 or 44.8% of revenues for the nine month period ended September 30, 2005 compared to $3,135,400 or 51.8% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $1,015,800 or 14.5% of revenue for the quarter ended September 30, 2005 compared to $1,087,700 or 17.9% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff amounted to $510,800 in the nine month period ended 2005 compared to $623,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of headcount. The automobile insurance expenses were approximately $50,000 for the nine month period ended September 30, 2005 compared to $51,000 for the same period of fiscal 2004. The leasing costs for Company automobiles of approximately $134,000 for the quarter ended September 30, 2005 compared to $167,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in number of vehicles used by the Company. Travel and gas expenses were $165,000 for the nine month period ended September 30, 2005 compared to $129,000 for the same period of fiscal 2004. The increase was mainly due to more travel by the staff.

Selling expenses were $627,600 or 8.9% of revenues for the nine month period ended September 30, 2005 compared to $733,000 or 12% of revenues for the nine month period of fiscal 2004. Balance for the nine month period ended September 30, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $488,000 compared to $518,000 for the same period of fiscal 2004. Decrease in balance was mainly due to the decrease in salespersons from 8 as at September 30, 2004 to 5 as at September 30, 2005. The advertising and promotion expenses were decreased by $50,000 which was mainly due to the better control on the expenses by the Company.

General and administrative cost was $1,497,800 or 21.4% of revenues for the nine month ended September 30, 2005 compared to $1,314600 or 21.7% for fiscal 2004. The balance for the nine month period ended September 30, 2005 mainly is comprised of salaries and benefits to administrative staff of $353,800 compared to $391,900 for the nine month period ended September 30, 2004. The professional fees and investor relations expenses were $534,000 for the nine month period ended September 30, 2005 compared to $236,000 for the same period of fiscal 2004. The increase was mainly due to investor relations expenses for the fiscal 2005 and additional professional fees incurred for the registration statements and other corporate matters. There were no investor relations expenses in fiscal 2004. For the fiscal 2004, there were $256,000 professional fees and investment banking fees incurred related to the business acquisition and leverage buyout.

Operating Income/Loss: The Company has a lower gross margin of 30% for the nine month period ended September 30, 2005 compared to 32% for the same period ended September 30, 2004. Our losses were mainly due to the lower gross margin, large professional fees for the registration statements and the quarter report and investor relations expenses.

Interest and Other Expenses or income: Net interest and other income for the nine month period ended September 30, 2005 was $1,674,500 or 23.9% of revenues compared to $23,600 or 1% of the revenues for the same period of fiscal 2004. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $351,800. In addition, total interest on convertible term notes and other notes payable was $318,000 for the nine month period ended September 30, 2005 and there was no such interest for the same period of fiscal year 2004. In addition, there were penalties in the amount of $137,000 to Laurus related to the Company for failure of the Company to cause its registration statement registering the shares to be declared effective by the SEC on the required date. Laurus waived any liquated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus. The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 8 and Note 11). The above expenses were offset by the income from the movement of derivative financial instruments of $2,483,000.

Income taxes: No income tax provision for the period ended September 30, 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the nine month period ended September 30, 2005 was $615,300 compared to net loss of $1,022,000 for the nine month period ended September 30, 2004. The income was mainly due to remeasurement of derivative instruments of $2,483,00 for the nine month ended September 30, 2005 and there is no such income for the same period of fiscal 2004 The increase in income was offset by the amortization of deferred charges amounted to $351,700 and there is no such expenses for the same period of fiscal year 2004. In addition, there was professional and investor relations expenses incurred due to public company expenses and also the additional interest expenses on long term debts. Also, the gross margin decreased by 2% in 2005 compared to the same period ended of fiscal 2004.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2005, we had $857,500 in cash. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. The balance available under credit facilities was $159,400 as at September 30, 2005. During fiscal year 2005, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $928,000 for the nine month ended September 30, 2005. The changes in operating assets and liabilities resulted in net cash provided of $185,000, which included a $256,200 increase in accounts receivable, a $163,800 decrease in inventory, a $2,000 decrease in prepaid expenses, a $388,900 increase in accounts payable, a $1,000 decrease in income taxes recoverable and a $113,000 decrease in deferred revenue.

Compared the balance sheet as at September 30, 2005 to December 31, 2004

Accounts Receivable

Our accounts receivable increased by approximately $256,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in revenue in the nine month period ended September 30, 2005 and more government related jobs in the first and third quarters, which have a longer payment cycle than the non-government jobs. Approximately 52% of the accounts receivable outstanding at September 30, 2005 were less than 90 days old.

Inventory

Inventory on hand at September 30, 2005 decreased $164,000 compared to the balance as at December 31, 2004. The level of inventory remains consistent with the balance as December 31, 2004 which was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable increased approximately by $389,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in purchases of material, in the last nine month and the timing of payments to our suppliers. Total trade payable as at September 30, 2005 increased by approximately $400,000 compared to the balance as at December 31, 2004 and the increase was offset by the decrease in accrued liabilities by approximately $50,000.

Deferred Revenue

Deferred revenue decreased by $113,000 at September 30, 2005 compared to the balance as at December 31, 2004. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities. Net cash used in investing activities was $130,000 for the nine month ended September 30, 2005 compared to $1,800,000 for the nine month ended September 30, 2004. The balance for the period ended September 30, 2004 was mainly due to the note receivable to dataBahn of $125,000 for the current period. Last year balance was mainly due to the acquisition of A.C. Technical Systems Ltd. for cash payment of $1,800,000.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,663,000 for the nine month ended September 30, 200 compared to net cash provided of $4,013,000 for the nine month period ended September 30, 2004. The balance for the nine months period ended September 30, 2004 was mainly due to net cash received from the convertible term note financed from Laurus.

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

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first interim or annual reporting period beginning after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instrument.

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

The Company reviews the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the economic characterics and risks of any embedded derivative instrument are not "clearly and closely" related to the risks of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt", bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt, bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the total proceeds received are first allocated to the fair value of the bifurcated derivative instrument. If freestanding options or warrants were also issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements about our company that are not historical facts but, rather, are statements about future expectations. When used in this document, the words “anticipates,”“believes,”“expects,”“intends,”“should” and similar expressions as they relate to us, or to our management, are intended to identify forward-looking statements. However, forward-looking statements in this document are based on management’s current views and assumptions and may be influenced by factors that could cause actual results, performance or events to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. Important factors, some of which are beyond our control, could cause actual results, performance or events to differ materially from those in the forward-looking statements. These factors include impact of general economic conditions in North America, changes in laws and regulations, fluctuation in interest rates and access to capital markets.

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

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 10, 2005, a former employee of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $40,000 in commissions for security services and projects sold before he left the Company in 2004.

On December 8, 2005, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $260,000 for the goods purchase during the year.

There are no other legal proceedings other than the above case.

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

Dated: December 21, 2005