Form 10QSB/A
period 2005-09-30
CREATIVE VISTAS INC
filed 2005-12-23
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
Amendment No. 1

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

As of December 22, 2005, there were 31,921,716 shares of common stock, no par value per share, outstanding.

EXPLANATORY NOTE

We are filing this amendment to our Form 10-QSB as the matter described in the Explanatory Note in the Form 10QSB has been resolved. Additionally, management has decided to reclassify on the Company's balance sheet the embedded conversion options contained in its convertible debts from derivative financial instruments to bank indebtedness and convertible term notes. There is no effect in the income statement.

PART I. Financial Information

Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2005

Assets
Current Assets
Cash and bank balances	$857,458
Accounts receivable, net of allowance for doubtful accounts $34,400	3,005,193
Income tax recoverable	338,252
Inventory, net of reserve of $nil	405,325
Prepaid expenses	347,570
Note receivable (Note 4)	62,496
Due from related parties	2,203
5,018,497
Property and equipment, net of depreciation	820,042
Note receivable (Note 4)	62,504
Deferred financing costs, net (Note 5)	699,202
Deferred income taxes	35,834
Customer list (Note 6)	5,388
Goodwill	503,898
$7,145,365
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7)	$2,176,203
Accounts payable	1,920,063
Accrued liabilities	419,304
Deferred income	79,566
Deferred income taxes	25,858
Current portion of convertible notes (Note 8)	1,100,000
Current portion of other notes payable (Note 10)	100,574
Due to related parties	7,690
5,829,258
Convertible notes (Note 8)	1,594,121
Notes payable to related parties (Note 9)	1,500,000
Other notes payable (Note 10)	71,840
Due to related parties	199,025
Derivative Financial Instruments	1,280,056
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

Earning (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debts using the treasury stock method. Adjustments to earnings per share calculation includes reversing interest related to the convertible debts and changes in derivative instruments The Company has reported an adjusted net loss for the both three and nine months period ended September 30, 2005. As a result, 299,997, 4,002,500 and 7,340,554 shares of common stock, which may be issued upon exercise of options,warrants and convertible debts respectively, have been excluded from the calculation of diluted loss per share, for the three months ended September 30, 2005, because their inclusion would be anti-dilutive. For the period ended September 30, 2004, 1,499,997, 2,989,500 and 6,750,000 shares of common stock, which may be issued upon exercise of options,warrants and convertible debts respectively, have been excluded from the calculation of diluted loss per share, for the three months ended September 30, 2005, because their inclusion would be anti-dilutive.

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

Bank indebtedness, net of current portions is comprised of:

2005
Bank Indebtedness due to Laurus, collateralized by all assets of the Company	$2,840,554
Add: Conversion options of debt	454,489
Less:
Discount on notes related to the convertible options, common stock options and warrants	(1,118,840)
$2,176,203

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

Convertible notes, net of current portions is comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$4,500,000
Add: Conversion options of debt	1,602,740
Less:
Discount on notes, related to conversion options, common stock options and warrants	(3,408,619)
2,694,121
1,100,000
$1,594,121

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

At September 30, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - June 30, 2005	Value - September 30, 2005
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	299,997	$0.01	$318,597	$268,679	238,666 **
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	887,307	707,105
03-31-2005	03-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.20	60,291	40,296	33,324
04-30-2005	04-30-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	44,309	44,887	36,471
05-31-2005	05-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	56,614	45,172	36,745
06-22-2005	06-22-2012	Warrants issued to Laurus in connection with financing	313,000	1.00	137,703	142,140	115,695
06-30-2005	06-30-2012	Warrants issued to Laurus in connection with financing	100,000	0.09	50,431	50,431	39,528
07-31-2005	07-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.05	56,244	-	36,124
08-31-2005	08-31-2005	Warrants issued to Laurus in connection with financing	100,000	1.05	22,979	-	36,398
						$1,478,912	$1,280,056

At September 30, 2005, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	1,000,000	1.00	2,070,000	1,626,506	1,602,740
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	662,661	454,489
					$2,289,167	$2,057,229
					$3,768,079	$3,337,285
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

12.       Diluted Loss Per Share

Total number of common stock equivalent that would be issued upon warrants, options or equivalent of debts excluded from the calculation of diluted loss per share for the three months period ended September 30, 2005 and 2004 were 11,643,051 and 11,239,497 because they are anti-dilutive.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. The restatement of financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004 may indicate that our disclosure controls and procedures are not be adequate.

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

Dated: December 22, 2005