Form 10QSB/A
period 2004-09-30
CREATIVE VISTAS INC
filed 2006-04-17
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 17, 2006, there were 32,201,716 shares of common stock, no par value per share, outstanding.

EXPLANATORY NOTE

The sole purpose of this Form 10-QSB Amendment is to include restated financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, we have amended the financial statements contained in our annual report on Form 10KSB for the year ended December 31, 2004 and our quarterly reports on Form 10-QSB for quarters ended March 31, 2005 and June 30, 2005 to reflect this accounting. We have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that these instruments were "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. As a result, we have bifurcated the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	September 30, 2004
Assets
Current Assets
Cash and bank balances	$1,562,039
Accounts receivable, net of allowance for doubtful accounts $106,385	2,209,000
Income tax recoverable	69,458
Inventory, net of reserve of $nil	546,975
Deferred income taxes	35,000
Prepaid expenses	26,523
Due from related parties	3,611
4,452,606
Property and equipment, net of depreciation	795,682
Restricted Cash	1,250,000
Deferred financing costs, net (Note 4)	1,176,365
Deferred income taxes	119,689
Customer list (Note 5)	8,917
Goodwill	503,900
$8,307,159
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 6)	$1,262,333
Accounts payable and accrued liabilities	2,080,332
Deferred income	343,356
Current portion of convertible notes (Note 7)	600,000
Current portion of other notes payable (Note 9)	102,558
Due to related parties	54,969
4, 443,548
Convertible notes	1,924,667
Notes payable to related parties (Note 8)	1,500,000
Other notes payable (Note 9)	158,529
Due to related parties	127,487
Derivative Financial Instruments (Note 7)	2,963,000
11,117,231
Shareholders' deficiency
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,000,000 Common shares	–
Accumulated paid-in capital	(2,236,784)
Accumulated other comprehensive income	39,459
Deficit	(612,747)
(2,810,072)
$8,307,159

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ Equity (Deficiency) and Other Comprehensive Income

	Shares	Amount	Additional paid-in capital	Accumulated retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (deficiency)
Predecessor
Balance, December 31, 2002	30,000,000	$71	$–	$246,623	$5,363	$252,057
Redemption during the year		(71)	–	–	–	(71)
Issuance of common shares		2	–	–	–	2
Net Income	–	–	–	162,757	–	162,757
Translation adjustment	–	–	–	–	67,576	67,576
Balance, December 31, 2003	30,000,000	2	–	409,380	72,939	482,321
Net loss	–	–	–	(765,653)	–	(765,653)
Translation adjustment	–	–	–	–	(27,038)	(27,038)
Balance, September 29, 2004	30,000,000	2	–	(356,273)	45,901	(310,370)
Successor
Continuing shareholders basis adjustment	–	(2)	(2,796,100)	–	–	(2,796,102)
Warrants related to financing			559,316			559,316
Net loss	–	–	–	(256,474)	–	(256,474)
Translation adjustment					(6,442)	(6,442)
Balance, September 30, 2004	30,000,000	$–	$(2,236,784)	$(612,747)	$39,459	(2,810,072)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Successor Period from September 29, 2004 to September 30, 2004	Predecessor Period from July 1, 2004 September 29, 2004	Predecessor Period from July 1, 2003 September 30, 2003	Successor Period from September 29, 2004 to September 30, 2004	Predecessor Period from January 1, 2004 to September 29, 2004	Predecessor Period from January 1, 2003 to September 30, 2003
Contract
Contract	$–	$1,982,482	$2,154,594	$–	$5,268,773	$5,896,198
Service	–	281,794	217,984	–	783,184	629,221
	–	2,264,276	2,372,578	–	6,051,957	6,525,419
Cost of sales
Contract	–	1,573,376	1,471,250	–	3,689,980	3,726,546
Service	–	311,288	111,022	–	418,563	346,343
	–	1,884,664	1,582,272	–	4,108,543	4,072,889
Gross margin	–	379,612	790,306	–	1,943,414	2,452,530
Operating expense
Project	–	358,680	316,858	–	1,087,741	953,293
Selling	–	237,632	186,208	–	733,138	705,179
General and administrative	256,474	382,231	262,970	256,474	1,058,142	671,484
	256,474	978,543	766,036	256,474	2,879,021	2,329,956
Income (loss) from operations	(256,474)	(598,931)	24,270	(256,474)	(935,607)	122,574
Interest
Interest	–	8,069	7,342	–	23,550	17,454
	–	8,069	7,342	–	23,550	17,454
Income (loss) before income taxes	(256,474)	(607,000)	16,928	(256,474)	(959,157)	105,120
Income taxes	–	(155,105)	13,991	–	(193,504)	27,983
Net income	(256,474)	(451,895)	2,937	(256,474)	(765,653)	77,137
Basic weighted average shares	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000	30,000,000
Basic earnings per share	(0.01)	(0.02)	0.01	(0.01)	(0.03)	0.01
Diluted earnings per share	(0.01)	(0.02)	0.01	(0.01)	(0.03)	0.01

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc. Condensed Consolidated Statement of Cash Flows (Unaudited)

	Successor	Predecessor	Predecessor
	Period from September 29, 2004 to September 30, 2004	Period from January 1, 2004 to September 29, 2004	Period from January 1, 2003 to September 29, 2003
Cash provided by (used in) Operating activities
Net loss	$(256,474)	$(765,653)	$77,137
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	–	37,589	35,767
Amortization of customer lists	–	2,823	2,623
Bad debt expenses (recovery)	–	1,055	(1,119)
Deferred income taxes	–	(125,740)	–
Changes in non-cash working capital balances
Accounts receivable	–	(60,518)	(298,468)
Inventory	–	178,160	29,154
Prepaid expenses	–	(2,891)	–
Accounts payable and other accrued liabilities	166,342	52,095	(104,543)
Bonus payable	–	–	(52,952)
Deferred revenue	–	227,503	51,965
Income taxes payable	–	(105,043)	28,049
	(90,132)	(560,620)	(232,388)

Investing activities
Purchase of property and equipment	–	(967)	743
Investment in subsidiary	(1,800,079)	–	(27,099)

Financing activities	(1,800,079)	(967)	(26,356)
Increase in bank indebtedness	1,183,172	394,729	112,725
Deferred financing costs	(751,289)	–	–
Due to related parties	–	(67,968)	159,695
Notes payable	–	248,006	–
Convertible notes	3,250,000	–	–
Repayment of mortgage principal	(229,633)	(13,180)	(13,607)
Redemption of common shares	–	–	(71)
Issuance of common shares	–	–	2
	3,452,250	561,587	258,744

Net change in cash and cash equivalents	1,562,039	–	–
Cash and cash equivalents, beginning of period	–	–	–
Cash and cash equivalents, end of period	1,562,039	–	–

Supplemental Cash Flow Information
Cash paid for interest	$–	$236,082	$51,450
Cash paid for income taxes	$–	$37,278	$–
Non cash expenses relating to business acquisition and leveraged buyout	$134,239	$–	$–

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

Prior to the consummation of the Agreement, CVAS completed a series of transactions resulting in AC Technical becoming a subsidiary of CVAS. On September 22, 2004, CVAS incorporated a new Ontario company, AC Technical Acquisition Corp. (“AC Acquisition”) controlled by CVAS through a voting agreement with Brent Swanick. CVAS owns 50 VFV shares (voting fixed shares) and 100 NVE shares (non-voting equity). Brent Swanick owns the remaining 50 VFV shares. The total issued share capital was $100 ($1 for each VFV share). There was no par value for the NVE shares; AC Acquisition is a subsidiary of Creative Vistas, Inc. Subsequently, on September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust, The Navaratnam Trust and AC Technical, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became a subsidiary of CVAS.

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

The Predecessor, A.C. Technical Systems Ltd. a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems. The Company operates under the trade name of AC Technical Systems.

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

Restatement

We have amended the annual reports for the year ended December 31, 2004 and quarterly reports of the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005 to reflect the accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, we have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that this instrument was "conventional". Upon further consideration of the definition of conventional convertible debt under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s own stock”[Missing Graphic Reference], we concluded that our convertible debt was not a “conventional convertible” instrument. As a result, we were required to bifurcate the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

As a result of the restatement, warrants and options have been reclassified as liabilities. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture and the secured line of credit are now bifurcated from the host debt and measured at fair value and classified as liabilities. These embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying consolidated statements of operations.

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

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions” (“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill. The balance of continuing shareholders basis adjustments was equal to 87% of the total consideration and net of carrying value and any required transaction costs of AC Technical. It represents the lower of the residual interest in the old company and the new company.

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

Security Systems - Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104, which are the delivery of the equipment and completion of installation process. The fair value of each element was based on the price charged when it is sold on a standalone basis.

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

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. The Company has reported a net loss for the period ended September 30, 2004. As a result, 1,499,997, 2,989,500 and 6,750,000 shares of common stock, which may be issued upon exercise of options and warrants and convertible debts respectively, have been excluded from the calculation of diluted loss per share, for the nine months ended September 30, 2004, because their inclusion would be anti-dilutive. There were no options or warrants granted in 2003.

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

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt", bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt, bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be expected within 12 months of the balance sheet date.

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

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies would be recognized in statement of operations.

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

In December 2004, the FASB issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first interim and annual reporting period of the registrant’s first fiscal year that begins after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from Laurus Master Fund, Ltd., a Cayman Islands company. (see Note 7 and 10) Balance included $425,076 which was related to the warrants issued pursuant to investment banking fees. For the period ended September 30, 2004, the amortization of deferred financing cost approximately $Nil (2004 - $Nil).

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2004	$125,379
2005	471,892
2006	379,058
2007	200,036
$1,176,365

5.	Customer List

	2004
	Cost	Accumulated Depreciation
Customer list	$15,852	6,935
		$8,917

Amortization expense for the period ended September 2004, amounted to $2,823 (2003-$2,623). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2004	$991
2005	3,963
2006	3,963
$8,917

6.	Bank Indebtedness

The Company has a $3,000,000 secured revolving line of credit with Laurus which is renewable in September 30, 2007 which included a secured convertible minimum borrowing note amounted to $1,000,000 (see Note 7). Advances under this facility of $2,250,000 at September 30, 2004 are collateralized by the assets of the Company. Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to bank account and repay the bank indebtedness.

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the bank indebtedness, together with interest, at any time at a conversion price of $1.00 per common share, subject to adjustment in certain circumstances. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 4.99% of our outstanding shares of common stock. (also see Note 7)

The balance as at December 31, 2003 was related to a revolving credit facility with a Canadian Chartered Bank entered by A.C. Technical Systems Ltd., the wholly owned subsidiary of the Company. The balance was settled during the year.

Bank indebtedness, net of current portions is comprised of:

2004
Bank Indebtedness due to Laurus, collateralized by all assets of the Company	$2,250,000

Add: Conversion options of debts	1,035,000

Less:
Discount on notes, net of accumulated amortization of $Nil (2003 - $Nil)	(2,022,667)
1,262,333

7.	Convertible Notes

a)	Private Placement - Laurus Master Fund, Ltd.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank to be released upon the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus, provided that there is no default by the Company under the Laurus financing and the Company meets certain financial milestones. Subsequent to the period ended September 30, 2004, Laurus has waived the requirements and released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005 (also see Note 14) and the remaining $1,125,000 was released on June 27, 2005. The $1,250,000 restricted account amount as of September 30, 2004 is included on the Balance Sheet under the caption "Restricted Cash".

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

The Repayment Date is the date that monthly interest is payable, the date that the cash portion of each Monthly Amount is payable, and the date that shares, if any, are to be issued in lieu of the Monthly Amount. The first Repayment Date was November 1, 2004 and the Repayment Dates continue on the first day of each consecutive calendar month thereafter.

The Repayment Notice is the notice delivered by Laurus to the Company prior to the Repayment Date that sets out what portion of the Monthly Amount payable will be settled in shares.

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

We may prepay the amortizing principal portion of the Convertible Term Note at any time by paying 125% of the outstanding amortizing principal amount, together with accrued but unpaid interest on the outstanding amortizing principal amount. We may also prepay the non-amortizing principal portion of the Convertible Term Note at any time by paying 120% of the outstanding non-amortizing principal amount, together with accrued but unpaid interest on the outstanding non-amortizing principal amount. Upon an event of default under the Convertible Term Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Convertible Term Note. If the Convertible Term Note remains outstanding after an event of default that is not cured, the additional interest rate on the outstanding principal amount payable on a monthly basis will be equal to 18% per annum. Events of default include:

•	a failure to make payments under the Convertible Term Note when due;

•	a material breach of the transaction documents by us;

•	bankruptcy related events;

•	a change of control transaction without prior approval;

•	an SEC stop trade order or Principal Market trading suspension of the Common Stock; and

•	events of default under other indebtedness agreements to which we are a party.

Pursuant to the Secured Convertible Minimum Borrowing Note, subject to certain volume limitations and other conditions, if after the date a registration statement covering the resale of the conversion shares is declared effective, the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, Laurus will within 10 trading days convert all or part of the then outstanding amount of the secured convertible minimum borrowing note plus all accrued but unpaid interest into shares of the Company’s common stock. No amount can be converted until (a) either (i) there is an effective registration statement covering the shares of the common stock to be issued in satisfaction of such obligations, or (ii) an exemption from registration of the common stock is available pursuant to Rule 144 of the Securities Act, and (b) no event of default exists under the transaction documents unless cured or waived.

The Company has granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 120 days after completion of the business acquisition and leveraged buyout transaction.

The principal amounts of the term note and the revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. Interest accrued on the term note but was not payable until November 1, 2004. Interest on the revolving note accrues on a monthly basis. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $100,000, plus the monthly interest payment, and may be paid in cash, the common stock of the Company or a combination of cash and stock, dependant upon the occurrence of certain criteria.

Interest on the term note for the period ended September 30, 2005 was $Nil (2004: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

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

Laurus also has the option to convert all or a portion of the Convertible Term Note into shares of our common stock at any time, subject to the limitation described below, at an initial fixed conversion price of $1.00 per share, subject to adjustment as described below. The Convertible Term Note is currently convertible into 4,500,000 shares of our common stock, excluding the conversion of any accrued interest. The conversion price is adjustable on a weighted average basis upon certain future issuances of securities by us at a price less than the conversion price then in effect. The limitation on Laurus’ ability to convert the Note and exercise the warrant and options includes:

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

Convertible notes, net of current portions are comprised of:

2004
7% convertible term note due to Laurus, collateralized by all assets of the Company	$4,500,000

Add: conversion options of debt	2,070,000

Less:
Discount on notes, net of accumulated amortization of $Nil (2003 - $Nil)	(4,045,333)
2,524,667
Less: current portion	600,000
$1,924,667

b) Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 2,250,000 shares and 1,499,997 shares of our common stock at an exercise price of $1.15 and $0.01 per share with a term of seven and ten years. The warrants and options were initially recorded as equity and they have been reclassified for the period ended September 30, 2004 (see Note 3 Restatement). The warrants and options were now recorded at fair value and classified as liability (with a corresponding entry as debt discount of the note). The fair value of the warrants and option at the time of issue was $2,963,000. (computed using a Black-Scholes model with an interest rate of 3.5%, volatility of 55%, expected dividend yield of 0%, share price of $1.07 and expected term of seven and ten years respectively). The discount attributable to the above warrants and options are recorded as a reduction to the carrying value of the Bank Indebtedness (Note 6) and Convertible Note (Note 7) in the accompanying consolidated balance sheet as of September 30, 2004. The debt discount is being amortized over the term of the Convertible Note and Bank Indebtedness using the effective interest method. Amortization of the debt discount and debt issuance costs for the period ended September 30, 2004 was $Nil.

Additionally, we recorded $1,176,365 for debt issue cost, including investment banking fees and legal and professional fees which included $751,289 payable in cash and $425,076 payable through warrants issued to the investment bankers. (Note 10)The debt issue costs are included in deferred financing costs (Note 4) in the accompanying consolidated balance sheet as of September 30, 2004. The debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. Amortization of the debt issuance costs for the period ended September 30, 2004 was $Nil.

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

In connection with the provisions of EITF 00-19 the Company acknowledges that obtaining a declaration of a registration statement’s effectiveness and maintaining such effectiveness is beyond its control. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreements described in Note 7(a) if we fail to keep our registration statements effective are a potential net cash settlement under EITF 00-19. The warrants and options issued in connection with the financing should be classified as liabilities. The fair value of the warrant and option liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

At September 30, 2004, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - September 30, 2004
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	1,499,997	$0.01	$1,593,000	$1,593,000
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	1,370,000
					$2,963,000	$2,963,000

At September 30, 2004, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	4,500,000	1.00	$2,070,000	$2,070,000
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	1,035,000
				3,105,000	$3,105,000
				$6,068,000	$6,068,000

The above derivative liabilities were recorded as discount of Convertible notes and Bank Indebtedness as follows:

September 30, 2004
Discount on Bank Indebtedness (Note 6)	$2,022,667
Discount on Convertible Notes (Note 7a)	4,045,333
$6,068,000

8.	Note Payable to Related Parties

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

Interest expense recognized for the period was $9,000 (2003:$Nil).

The principal payments for the next five years and thereafter are as follows:

Year	Amount
2005	$102,558
2006	132,107
2007	26,422
$261,087

10.	Stockholders’ Equity and Stock Warrants

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

Options

For the period ended September 30, 2004, the Company granted 1,499,999 options to purchase a maximum of 1,499,999 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-third of two cents per share and expire in September 30, 2014. No options were exercised during the year (see also Note 1). The options related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discount on notes of the convertible notes (see Note 7 for the conditions). The fair value of options issued was $1,593,000.

Warrants

For the period ended September 30, 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees.

The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible notes (see Note 7 for the conditions). The fair value of the warrants issued pursuant to issuance with the debt was $1,370,000.

In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 4). The fair value of the warrants issued was $559,315. The balance related to the financing cost amounted to $425,076 was recorded as Deferred Financing Cost (Note 4 and 7b) and the remaining balance $134,239 related to the business and acquisition cost was expensed as general and administration cost as at September 30, 2004.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.15 per share and expire at various dates between September 30, 2009 and September 30, 2011. No warrants were exercised during the year (see also Note 1).

11.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

	Successor	Predecessor	Predecessor
	Period from September 30, 2004 to September 30, 2004	Period from January 1, 2004 to September 29, 2004	Period from January 1, 2004 to September 30, 2004
Numerator

Net income (loss)	$(256,474)	$(765,653)	$77,137

Denominator

Denominator for basic earnings per share weighted average shares outstanding	30,000,000	30,000,000	30,000,000

Denominator for diluted earnings per share adjusted weighted average shares assumed conversions	30,000,000	30,000,000	30,000,000

Basic earnings (loss) per share	(0.01)	(0.03)	0.01

Diluted earnings (loss) per share	(0.01)	(0.03)	0.01

Total number of shares excluded from the calculation of loss per share for the period ended September 30, 2004 was 11,239,497 because they are anti-dilutive.

12.	Acquisition

The Transaction described in under basis of presentation was accounted for as a business combination in accordance with SFAS No. 141 with the step-up in the basis of assets acquired and liabilities assumed limited by the requirements of EITF 88−16. A summary of the Transaction is presented below:

Proceeds from borrowings	$3,300,000
Assumption of bank indebtedness	63,746
Aggregate purchase price	3,363,746
Continuing shareholders’ basis adjustment (Note 3)	(2,796,100)
Purchase price allocated	$567,646

Fair value of net tangible assets acquired
Accounts receivable	$287,160
Income taxes recoverable	9,030
Inventory	71,107
Prepaid expenses	3,448
Other current assets	3,740
Property and equipment	103,439
Deferred income taxes	20,109
Accounts payable and accrued liabilities	(268,683)
Deferred income	(44,636)
Notes payable	(33,941)
Mortgage payable	(29,852)
Loans payable	(23,740)

Net tangible assets acquired	97,181

470,465

Capitalized transaction costs	33,435

Goodwill	$503,900

13.	Contingencies

The Company is potentially liable for $21,400 relating to a claim by a former employee in 2004 and the balance was subsequently settled in 2005.

In addition, the Company was assessed by the Ontario Ministry of Finance for uncollected Ontario sales tax on prior years’ taxable sales. The Company may recover the sales tax from customers and administratively, the Ministry would assist the Company in recovering these amounts. No accrual has been provided for this assessment as at September 30, 2004. Subsequent to period ended September 30, 2004, the outstanding balance of the assessment was subsequently settled in 2005 with approximately $52,000.

14.	Subsequent Events

On December 23, 2004 the Company affected a 3-for-1 stock. The stock split has been retroactively reflected in these condensed consolidated financial statements.

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately held dataBahn, Inc. (“dataBahn”). dataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation. In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with dataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of transaction with dataBahn to acquire all its outstanding capital stock or substantially all of its assets. In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matured on March 9, 2007. dataBahn pays interest on monthly basis from April 8, 2005 and the monthly principal amounted to $10,416 will start to be paid from April 8, 2006.

Subsequent to period end, the Company entered into ten Amendments (each an “Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

Pursuant to the Amendments, Laurus agreed to postpone scheduled principal payments in respect of the Term Note and in consideration of the postponement until September 30, 2007, the Company agreed to issue additional 1,000,000 warrants.

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

Subsequent to period end, the Company entered into another consulting agreement by issuing 200,000 shares of stock in consideration for investor relations services rendered. The fair value of shares issued was $367,446. In addition, the Company entered into another consulting agreement by issuing 100,000 shares of stock in consideration for advisory services rendered.

In addition, all the outstanding principal of a convertible promissory note in the amount of $105,193 was converted by Rachel Heller into 174,216 shares of the Company’s common stock subsequent to year end.

Also on December 31, 2005, the Company and Laurus entered into an Amendment and Waiver extending the date by which the Company was to have an effective registration statement on file with the Securities and Exchange Commission registering the shares of common stock of the Registrant issuable upon conversion of the Secured Convertible Term Note and the exercise of the Warrant to March 31, 2006.

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

Accounts Receivable

Our accounts receivable increased by 4.5% to $2,209,000 which more government related jobs during the first 9 months, which have a longer payment cycle than the non-government jobs. 70% of the accounts receivable outstanding at September 30, 2004 was less than 60 days old compared which was consistent with 70% at September 30, 2003.

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

In December 2004, the Financial Accounting Standard Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period of the registrant’s first fiscal year that begins after December 15, 2005. During the year, the Company has not issued any stock-based awards to employees.

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

The Company reviews the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the economic characteristic and risks of any embedded derivative instrument are not "clearly and closely" related to the risks of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt", bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt, bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. The restatement of financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004 may indicate that our disclosure controls and procedures are not be adequate.There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

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

CREATIVE VISTAS, INC.

Dated: April 17, 2006	By:	/s/ Sayan Navaratnam
Sayan Navaratnam, CEO