Form 10KSB/A
period 2004-12-31
CREATIVE VISTAS INC
filed 2006-04-17
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Amendment No. 1

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

Title of Class		Number of Shares Outstanding as of April 17, 2006

Common Stock, $.01 par value		32,201,716

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ___.

Issuer’s revenues for its most recent fiscal year: $8,457,670

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on April 13, 2005 is approximately $2,275,825.

The number of shares outstanding of the Issuer’s common stock, as of April 17, 2006: 32,201,716 shares

EXPLANATORY NOTE

The sole purpose of this Form 10-KSB Amendment is to include restated financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, we have amended the quarterly reports of the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005 to reflect this accounting. We have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that this instrument was "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. As a result, we have bifurcated the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

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

Overview and Recent Developments

On September 22, 2004, we incorporated a new Ontario company, A.C. Technical Acquisition Corp., in order to effect the acquisition of A.C. Technical Systems Ltd. Creative Vistas, Inc. owns 50 VFV shares (voting fixed value shares) and 100 NVE shares (non-voting equity shares) of AC Acquisition. Brent Swanick owns the remaining 50 VFV shares. The total issued share capital was CDN$100 (CDN$1 for each VFV share). Each VFV share is only entitled to a return of CDN$1 upon dissolution of AC Acquisition and has no share in AC Acquisition’s profits; AC Acquisition is a direct subsidiary of ours and our 100 NVE shares have the entire interest in the profits of AC Acquisition.

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust), The Navaratnam Trust (our CEO is one of the beneficiaries of the trust) and A.C. Technical Systems Ltd., AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition.

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

On September 30, 2004 the shareholders (The Burns Trust and The Navaratnam Trust) of A.C. Technical Systems Ltd., an Ontario corporation, entered into a series of transactions to acquire a controlling stock interest in Creative Vistas. On September 30, 2004, pursuant to a Common Stock Purchase Agreement with Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan, Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. purchased 28,500,000 shares of Creative Vistas, Inc.’s common stock from Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan for cash consideration of $300,000. Immediately prior to this purchase, there were 1,500,000 shares of Creative Vistas, Inc. common stock outstanding which remained outstanding and were retained by the pre-existing stockholders of Creative Vistas, Inc.

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

On December 3, 2004, the Company announced that AC Technical was awarded approximately $643,000 in orders for new security projects, providing access control and CCTV equipment plus installation and related services in three projects for the Canadian Government.

In the private sector, on December 20, 2004, the Company announced that AC Technical had been awarded approximately $603,000 in orders for security-related equipment and services for a Canadian regional healthcare facility.

On January 5, 2005, the Company announced that AC Technical was awarded orders for approximately $364,000 in security projects for a Canadian retailer.

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

On February 1, 2005, the Company announced that AC Technical was awarded additional orders worth approximately $177,000 in security projects for a Canadian retailer.

On February 7, 2005, the Company announced that AC Technical was awarded orders for over $322,000 in security projects for the Canadian Government.

On February 11, 2005, the Company announced that AC Technical was selected by BMW to implement a security project to provide the automotive manufacturer with advanced digital video surveillance equipment, plus integration and related services designed to ensure the security of BMW’s locations in Canada. The project is expected to be completed during the first half of 2005.

On March 11, 2005 the Company announced that AC Technical was awarded approximately $803,900 in orders for security projects by the Canadian Government, and companies in the education, medical and healthcare markets.

On March 24, 2005 the Company announced that AC Technical was awarded approximately $1,366,600 in additional orders for security projects by the Canadian Government, and companies in the education, medical and healthcare markets.

On April 1, 2005 the Company announced that AC Technical received a grant from Canada’s Industrial Research Assistance Program.

On June 2, 2005 the Company announced that A.C. Technical Systems, Ltd. was awarded approximately $803,900 in orders for security and surveillance projects by the Canadian Government, and companies in the commercial property management and education markets.

On September 7, 2005 the Company announced that AC Technical was awarded orders for approximately $337,000 to upgrade a security system for a large commercial property.

On October 7, 2005 the Company announced that AC Technical was awarded approximately $843,700 in orders for security and surveillance projects by the Canadian government and companies in the commercial property management, retail, healthcare and education markets

Results of Operations

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

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the twelve months ended December 31, 2004 increased to $5,884,000 or 69.6% of revenues from $5,801,700 or 62.7% of revenues, for the twelve months ended December 31, 2003. The increase was mainly due to the increase in material cost to $4,082,900 or 48.5% of revenues in fiscal 2004 from $4,197,200 or 45.5% in fiscal 2003. The increase in the cost of materials was mainly due to an increase in contracts for which we required materials. The percentage increase in material costs was mainly due to our charging lower rates to compete in an increasingly competitive market. As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $1,756,400 or 20.9% of revenues for fiscal 2004 from $1,569,184 or 17.0% of revenues for fiscal 2003. This increase was mainly due to the increase in salaries of internal staff.

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

Increase in general and administrative cost to $1,660,000 or 19.7% of revenues for fiscal 2004 was mainly due to the increase in salaries and benefits by $219,000 for two new staff hired during the year: an employee in the Research and Development department and the new Chief Financial Officer. Also, the professional fees and transaction costs increased by $529,000 which was mainly due to the increase in audit fees, legal fees and consulting fees relating to the transactions and the first year preparation fees for quarterly and annual reports and registration statements and investor relation expenses. Total legal fees for the year were approximately $300,000 as compared to $12,000 in fiscal 2003. The increase was mainly due to the transaction fees and fees related to filing the registration statement of which this prospectus is a part. In addition, audit fees increased by $70,000 which was mainly due to the first year preparation fees for quarterly and annual reports and registration statements. In addition, the investment banking fee for the year was $148,000 (2003: $Nil). Investor relations fee was $28,000 (2003: $Nil).

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

Interest and Other Expenses: Interest and other expenses for the twelve months ended December 31, 2004 increased to $2,673,500 or 31.6% of the revenues for fiscal 2004 from $24,800 or 1% of the revenues for fiscal 2003. The increase was primarily due to the amortization of deferred charges and remeasurement of deritivaties amounting to $2,540,100 compared to no such expenses in fiscal 2003. In addition, the Company incurred additional borrowings in the business acquisition and leverage buyout transactions and also incurred expenditures on infrastructure in preparation for becoming a public company and in preparation for future expansion since September 30, 2004. Total interest for the year was $133,000 (2003:$25,000).

Income taxes: Income tax recoveries for the twelve months ended December 31, 2004 increased to $150,000 from income tax expenses of $65,700 in fiscal 2003. The changes were mainly due to the tax benefits on losses carried back to prior years and the utilization of research and development tax credits.

Net Income/Loss: Net loss for the twelve months ended December 31, 2004 was $4,014,800 compared to net income of $163,000 for the twelve months ended December 31, 2003. The net loss for fiscal 2004 was caused by the decrease in gross margin from 37.3% to 30.4%. In addition, the additional amortization of deferred charges and remeasurement of derivative financial instruments amounted to $2,540,100. Also, the professional and transaction expenses increased by $529,000 compared to the fiscal 2003.

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

Comparison of the balance sheet as at December 31, 2004 to December 31, 2003

Accounts Receivable

Our accounts receivable increased by 25% mainly due to more government related jobs, which have a longer payment cycle, during fiscal 2004 and slower than normal payment on other jobs. Approximately 75% of the accounts receivable outstanding at December 31, 2004 were less than 60 days old compared with only 70% at December 31, 2003.

Inventory

Inventory on hand at December 31, 2004 decreased 23% compared to December 31, 2003. The decrease was mainly due to the improvement of inventory control and also the decrease in revenue compared to fiscal year 2003.

Accounts Payable and Accrued Liabilities

Accounts payable decreased 12% to $1,418,200 which was mainly due to the decrease in inventory purchased for future growth and the timing of payments to our suppliers. Accrued liabilities increased by $98,000 largely as a result of the timing of payments and accrued professional fees in connection with SEC filings, and accrued insurance payable. The accrued professional fees and insurance payable were approximately $78,000 as at December 31, 2004 and $11,000 as at December 31, 2003.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $1,799,500 for the twelve months ended December 31, 2004 compared to $38,000 for the twelve months ended December 31, 2003. The increase was mainly due to the acquisition of A.C. Technical Systems Ltd. for cash payments of $1,800,000.

Net Cash Provided From Financing Activities. Net cash provided from financing activities increased to $4,163,000 for the twelve months ended December 31, 2004 compared to $483,700 for the twelve months ended December 31, 2003. The increase as at December 31, 2004 was principally caused by additional borrowings from Laurus Master Fund, Ltd. including revolving facilities of approximately $2,500,000 and convertible notes of $4,500,000 (of which $1,250,000 was placed in a restricted account by Laurus) (see details of arrangement with Laurus Master Fund, Ltd. in the following paragraphs.). In addition, the increase was partially offset by the repayment of a total of $1,000,000 of credit facilities with a Canadian Bank with the proceeds of the Company’s new facilities with Laurus. The cost of capital of this transaction was approximately $900,000 with total borrowings from Laurus amounting to $7,000,000. Some of the expenses incurred have been deferred and are recorded under Deferred Charges (see Note 8 in the financial statements as at December 31, 2004). The Company has obtained a better interest rate from Laurus of prime plus 2% compared to the interest rate the Company obtained from the Canadian Bank which varied for different dollar amounts borrowed but ranged from prime plus 2% to prime plus 5%. However, instead of requiring the Company to repay principal and interest on the loans in cash, if certain criteria are met, Laurus may convert the principal and interest of the loans due from the Company to shares of the Company stock. This will reduce the cash flow requirement of the Company in the future. The value of the lower interest payments is offset by Laurus’ ability to convert the debt owed into shares of the Company’s Stock and the stand-alone Warrants and Options the Company has granted to Laurus.

Increases in deferred financing costs represent costs directly related to obtaining of financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Our indebtedness increased to $2,438,000 as at December 31, 2004 mainly due to the additional borrowings from Laurus Master Fund, Ltd.

We plan to adopt an incentive stock option plan after our registration statement registering the shares issued to Laurus is declared effective by the SEC, but have not yet formulated the parameters of the plan.

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

The principal amount of the term note and revolving notes bear interest at the prime rate plus two percent with a minimum rate of six percent. The minimum monthly payment on the term note and revolving notes are $100,000, plus the monthly interest payment, and may be paid in cash, our common stock or a combination thereof, dependant upon the occurrence of certain criteria. Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of our common stock at a conversion price of $1 ($3 before the 3 for 1 stock split), provided that such conversion does not result in Laurus beneficially owning more than 4.99% of our outstanding shares of common stock. We have agreed to register all of the shares that are issuable upon conversion of the notes or exercise of the option or warrant. For more information regarding the Laurus Financing, see Note 13 and Note 21 in the financial statements as of December 31, 2004.

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

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company into the firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration and Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company has also increased its rates for service by 20 percent to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. Also, if Laurus chooses to convert its term note and interest into common stock it would improve the Company’s cash position.

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

In December 2004, the Financial Accounting Standard Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective at the beginning of the first interim or annual period of the registrant’s first fiscal year that begins after June 15, 2005. During the year, the Company has not issued any stock to employees.

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

	Payments due by Period
	Total	2005	2006	2007	2008	2009	Thereafter
Convertible notes	$4,500,000	$900,000	$1,200,000	$2,400,000	-	-	-
Other Notes Payable	1,774,491	107,823	138,889	27,779	-	-	1,500,000
Operating leases	198,313	123,864	58,911	15,538	-	-	-
Commitments related to consulting agreements	2,801,290	465,384	509,999	557,153	607,099	661,655	-
	$9,274,094	$1,597,071	$1,907,799	$3,000,470	$607,099	$661,655	$1,500,000

The figures in the above table do not include interest costs.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and convertible debts.

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

As described in Note 3b to the financial statements, the Company restated its consolidated financial statements for the period ended December 31, 2004 to reflect a change in the accounting for the convertible term note and warrants issued in connection with its financing transaction

(signed)  BDO Dunwoody LLP

Chartered Accountants
Toronto, Ontario
March 9, 2005 (except for the impact of the restatement described in Note 3b which is as at April 7, 2006)

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

(signed)  BDO Dunwoody LLP

Chartered Accountants
Toronto, Ontario
February 24, 2005

Creative Vistas, Inc.
Consolidated Balance Sheets

December 31	2004	2003
Assets
Current Assets
Cash and bank balances	$377,677	$-
Accounts receivable, net of allowance for doubtful accounts $ 33,333 (2003-$105,671)	2,640,973	2,113,027
Income tax recoverable (Note 11)	326,834	-
Inventory, net of reserve of $nil (2003-$nil)	551,477	714,758
Prepaid expenses (Note 5)	120,990	22,845
Due from related parties (Note 6)	2,129	3,514
Deferred income taxes (Note 11)	-	20,517
	4,020,080	2,874,661
Property and equipment, net of depreciation (Note 7)	822,660	811,780
Goodwill	503,900	-
Restricted cash (Note 4)	1,250,000	-
Deferred financing costs, net (Note 8)	1,050,986	-
Customer list (Note 9)	8,334	11,570
Deferred income taxes (Note 11)	34,640	1,196
	$7,690,600	$3,699,207
Liabilities and Shareholders' Equity (Deficiency)

Current Liabilities
Bank indebtedness (Note 10)	$2,459,576	$633,749
Accounts payable	1,418,297	1,617,231
Accrued salaries and benefits	142,070	202,981
Accrued commodity taxes	130,217	91,641
Accrued liabilities	167,104	45,936
Deferred income	190,388	101,059
Deferred income taxes (Note 11)	24,997	-
Income taxes payable (Note 11)	-	40,011
Current portion of convertible notes (Note 13)	900,000	-
Current portion of other notes payable (Note 14)	107,823	-
Mortgage loan (Note 15)	-	236,953
Due to related parties (Note 6)	4,865	117,757
	5,545,337	3,087,318
Convertible notes (Note 13)	2,320,330	-
Notes payable to related parties (Note 6)	1,500,000	-
Other notes payable (Note 14)	166,668	-
Due to related parties (Note 6)	192,391	129,568
Derivative Financial Instruments (Note 13)	3,672,743	-
	13,397,469	3,216,886
Shareholders' equity (deficiency)
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,135,000 Common shares (2003-30,000,000)	-	2
Accumulated paid-in capital	(2,087,784)	-
Accumulated other comprehensive income	(13,709)	72,939
Accumulated retained earnings (deficit)	(3,605,376)	409,380
	(5,706,869)	482,321
	$7,690,600	$3,699,207

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ Equity (Deficiency) and Other Comprehensive Income

	Shares	Amount	Additional paid-in capital	Accumulated retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (deficiency)
Predecessor
Balance, December 31, 2002	30,000,000	$71	$-	$246,623	$5,363	$252,057
Redemption during the year		(71)	-	-	-	(71)
Issuance of common shares		2	-	-	-	2
Net Income	-	-	-	162,757	-	162,757
Translation adjustment	-	-	-	-	67,576	67,576
Balance, December 31, 2003	30,000,000	2	-	409,380	72,939	482,321
Net loss	-	-	-	(765,653)	-	(765,653)
Translation adjustment	-	-	-	-	(27,038)	(27,038)
Balance, September 29, 2004	30,000,000	2	-	(356,273)	45,901	(310,370)
Successor
Continuing shareholders basis adjustment	-	(2)	(2,796,100)	-	-	(2,796,102)
Stock-based compensation to non-employees	135,000	-	149,000	-	-	149,000
Warrants related to financing	-	-	559,316	-	-	559,316
Net loss	-	-	-	(3,249,103)	-	(3,249,103)
Translation adjustment					(59,610)	(59,610)
Balance, December 31, 2004	30,135,000	$-	$(2,087,784)	$(3,605,376)	$(13,709)	(5,706,869)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Operations

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003
Contract and service revenue
Contract	$2,177,587	$5,268,773	$8,372,470
Service	228,126	783,184	878,874
	2,405,713	6,051,957	9,251,344
Cost of sales
Contract	1,669,616	3,689,980	5,328,814
Service	105,620	418,563	472,894
	1,775,236	4,108,543	5,801,708

Gross margin	630,477	1,943,414	3,449,636

Operating expense	314,835	1,087,741	1,337,895
Project
Selling	269,756	733,138	906,776
General and administrative	601,439	1,058,142	951,567
	1,186,030	2,879,021	3,196,238

Income (loss) from operations	(555,553)	(935,607)	253,398

Interest expenses and other expenses	109,869	23,550	24,868
Interest (Note 6, 13, 14 and 15)
Amortization of deferred charges (Note 8)	125,379	-	-
Derivative instruments (Note 13)	2,414,720
	2,649,968	23,550	24,868

Income (loss) before income taxes	(3,205,521)	(959,157)	228,530

Income taxes (Note 11)	43,582	(193,504)	65,773
Net income (loss)	(3,249,103)	(765,653)	162,757

Other comprehensive income (loss):
Foreign currency translation adjustment	(59,610)	(27,038)	67,576

Comprehensive income (loss)	$(3,308,713)	$(792,691)	$230,333

Basic weighted-average shares (Note 18)	30,014,753	30,000,000	30,000,000

Basic earnings per share (Note 18)	$(0.11)	$(0.03)	$0.01
Diluted earnings per share (Note 18)	$(0.11)	$(0.03)	$0.01

Creative vistas, Inc.
Consolidated Statement of Cash Flows

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003
Cash provided by (used in)
Operating activities

Net income (loss)	$(3,249,103)	$(765,653)	$162,757
Adjustments to reconcile net income (loss) to net cash (loss) to net cash provided by (used in)
Operating activities
Depreciation of capital assets	13,640	37,589	51,520
Amortization of customer lists	1,025	2,823	3,568
Amortization of deferred financing cost conversion features	125,379	-	-
Derivative instruments	2,414,720	-	-
Bad debt expenses	34,830	1,055
Deferred income taxes	74,538	(125,740)	22,120
Stock-based compensation expenses	185,058	-	-
Changes in non-cash working capital balance

Accounts receivable	(324,289)	(60,518)	(357,480)

Inventory	23,192	178,160	(113,174)
Prepaid expenses	4,991	(2,891)	(16,233)
Deferred income taxes	75,936	-	(6,817)

Accounts payable and other accrued liabilities	(386,102)	52,095	(89,727)

Deferred revenue	(167,798)	227,503	(102,023)

Income taxes payable	(249,642)	(105,043)	(31)

	(1,423,625)	(560,620)	(445,520)
Investing activities
Due from related parties	1,640	-	1,333

Purchase of property and equipment	-	(967)	(39,584)

Investment in subsidiary	(1,800,079)	-	-
	(1,798,439)	(967)	(38,251)

Financing activities
Increase in bank indebtedness	1,334,719	394,729	354,950

Deferred financing costs	(751,289)	-	-
Due to related parties	5,182	(67,968)	146,932
Notes payable	-	248,006	-
Convertible notes	3,250,000	-	-

Repayment of mortgage principal	(237,463)	(13,180)	(18,042)
Redemption of common shares	-	-	(71)
Issuance of common shares	-	-	2
	3,601,149	561,587	483,771
Effect of foreign exchange rate changes on cash	(1,408)	-	-

Net change in cash and cash equivalents	377,677	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$377,677	$-	$-

Supplemental Cash Flow Information
Cash paid for interest	$212,532	$236,082	$63,409
Cash paid for income taxes	$-	$37,278	$7,135

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

3a. Summary of Significant Accounting Polices

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

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades. Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are provided

Warranty

The Company carries a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual. Expenditures exceeding such accruals are expensed direct to cost of sales.

Loss per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. No adjustments to earnings were made for purposes of per share calculations. The Company has reported a net loss for the year ended December 31, 2004. As a result, 1,499,999 and 2,989,500 and 6,937,929 shares of common stock, which may be issued upon exercise of options and warrants respectively, have been excluded from the calculation of diluted loss per share, for the year ended December 31, 2004, because their inclusion would be anti-dilutive. There were no options or warrants granted in 2003.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable are also approximate fair value except notes payable due to The Burns Trust and the Navaratnam Trust and related party balances for which the fair value is not determinable.

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

In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective at the beginning of the first interim or annual period of the registrant’s first fiscal year that begins after December 15, 2005. During the year, the Company has not issued any stock to employees.

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

3b Restatement

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

Accordingly, the effect on our accompanying consolidated balance sheet as of December 31, 2004 was an increase in liabilities by $5,564,912 and corresponding increase in stockholders' deficiency of $5,564,912. The effect on our consolidated statements of operations for the quarter ended September 30, 2004 was an increase in our net loss of $1,991,561. Basic and diluted earning per share for the year ended December 31, 2004 changed from loss per share $0.04 to earning per share of $0.11.

4. Restricted Cash

The balance at December 31, 2004 includes $1,250,000 which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between the Laurus Master Fund (“Laurus”) and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $1,250,000 was deposited into a restricted account for the benefit of Laurus as security for the Company obligations under the Purchase Agreement and the Related Agreements. The restricted account shall be maintained at the Bank until the receipt of confirmation from the Securities and Exchange Commission that an effective Registration Statements under the Securities Act of 1933 has become effective or certain provision set out in the agreement are achieved by the Company to Laurus. The ability to use the funds is subject to limitations and restrictions. Subsequent to year ended, Laurus has released $125,000 from the restricted account to the Company for the secured promissory note issued by dataBahn, Inc. (also see Note 20).

5. Prepaid expenses

The balance consists of the following:	2004	2003

Consulting and professional fees	$98,182	$-
Refundable deposit	22,808	22,845
	$120,990	$22,845

6. Related Party Transactions

Balances due from related parties are as follows:

	2004	2003
Balance due from a company controlled by the president, non-interest bearing and due on demand	$2,129	$1,971
Balance due from the president of the company, non-interest bearing and due on demand	-	1,543
	$2,129	$3,514
Balances due to related parties are as follows:
Advances from the Chief Executive Officer (CEO) of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	$56,736	$34,709
Subordinated loan - advances from the CEO and is secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910, and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan should be matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest for the year was $4,328 (2003: $8,277).
	54,055	136,987
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	4,865	938
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus	81,600	74,691
	197,256	247,325
Less current portion	4,865	117,757
	$192,391	$129,568
Note payable to related parties are as follows:
Note payable to the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $5,625 (2003: $Nil)	$750,000	$-
Note payable to the Burns Trust (the president is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan Total interest for the year was $5,625 (2003: $Nil)	750,000	-
	$1,500,000	$-

During the year, $243,000 (2003 - $134,000) in consulting fees and $4,328 (2003 - $8,277) in interest related to the subordinated loan were paid to the Companies controlled by the CEO. In addition, $81,000 (2003 - $Nil) in consulting fees were paid to the Company controlled by the president’s spouse.

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal bears interest at 3% per annum with no fixed terms of repayment and payable on demand. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (the president is one of the beneficiaries of the trust) and the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), respectively. Total interest payable for the year to The Burns Trust and The Navaratnam Trust was $11,250.

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

	2004	2003

Cost	$1,176,365	$-
Accumulated amortization	125,379
	$1,050,986	$-

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$471,892
2006	379,058
2007	200,036
$1,050,986

9. Customer List
		2004		2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Customer list	$16,667	8,333	$19,284	7,714

		$8,334		$11,570

Amortization expense for the year ended December 31, 2004 amounted to $3,848 (2003-$3,568).

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount

2005	$3,857
2006	3,857
2007	620
$8,334

10. Bank Indebtedness

	2004	2003

Borrowings under revolving line of credit	$2,437,929	$-
Bank overdraft	-	55,268
Demand overdraft facility and operating loan	-	578,481

	2,437,929	633,749
Add: conversion options of debt	1,413,999	-
Less: Discount on notes, net of accumulated amortization of $Nil (2003 - $Nil)	(1,392,352)	-
	$2,459,576	$633,749

The Company has a $3,000,000 secured revolving line of credit, including a secured convertible minimum borrowing note in the amount of $1,000,000 (see Note 13), with Laurus which is renewable in September 30, 2007. Advances under this facility of $2,437,929 at December 31, 2004 are collateralized by the assets of the Company. Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to a bank account and repay the bank indebtedness.

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the bank indebtedness, together with interest, at any time at a conversion price of $1.00 per common share, subject to adjustment in certain circumstances. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 4.99% of our outstanding shares of common stock. (also see Note 13)

The balance as at December 31, 2003 was related to a revolving credit facility with a Canadian Chartered Bank entered by A.C. Technical Systems Ltd., the wholly owned subsidiary of the Company. The balance was settled during the year.

11. Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2004	2003

U.S.	$-	$-

Canadian

Current	(98,719)	43,653

Deferred	(51,203)	22,120
	$(149,922)	$65,773

Reconciliation to statutory rates is as follows:

	2004	2003
Income (loss) before income taxes

Income (loss) from U.S. sales	$(2,868,432)	$-

Income (loss) from Canadian sales	(1,296,246)	228,530
	(4,164,678)	228,530
Statutory tax rates for U.S.	41.00%	41.00%

Statutory tax rates for Canadian Federal	43.62%	41.6%

The Company has unutilized taxable losses in the United States available for carry forward to reduce income taxes of approximately $135,000 otherwise payable in future years. In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce income taxes of approximately $290,000 otherwise payable in future years.

	2004		2003
Expected income tax expense (recovery)	$(1740,536)	(41.8%)	$95,114	41.6%
Increase (decrease) in taxes resulting from:
Valuation allowances	426,133	10.2%	-	0.0%
Permanent differences	1,089,503	26.2%	20,878	9.1%
Small business and other tax rate reductions	55,558	1.3%	(48,458)	(21.2%)
Other	19,420	0.5%	$(1,761)	(0.7%)
Income tax expenses (recovery)	$(149,922)	(3.6%)	65,773	28.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below:

	2004	2003
Assets

Investment tax credits	$1,090	$72,465

Tax benefits on losses carried forward under U.S. tax rate	135,339	-

Tax benefits on losses carried forward under Canadian tax rate	290,795	-

Accounting depreciation in excess of tax depreciation	-	926

Other	50,920	3,162
	478,144	76,553
Less: valuation allowance	(426,133)	-
	52,011	76,553
Less: current portion	(16,071)	(42,654)
	$35,940	$33,899

Liabilities

Income tax depreciation in excess of accounting depreciation	$1,300	$3,085

Investment tax credits taxable in the future	8,219	26,147

Other	32,849	25,608
	42,368	54,840
Less: current portion	(41,068)	(22,137)
	$1,300	$32,703

Net deferred income taxes

	2004	2003
Current
Assets	$16,071	$42,654
Liabilities	(41,068)	(22,137)
	$(24,997)	$20,517

Long-term
Assets	35,940	33,899
Liabilities	(1,300)	(32,703)
	$34,640	$1,196

Total	$9,643	$21,713

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank to be released upon the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus, provided that there is no default by the Company under the Laurus financing and the Company meets certain financial milestones. Subsequent to the period ended September 30, 2004, Laurus has waived the requirements and released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005 (also see Note 21) and the remaining $1,125,000 was released on June 27, 2005. The $1,250,000 restricted account amount as of December 31, 2004 is included on the Balance Sheet under the caption "Restricted Cash".

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

We may prepay the amortizing principal portion of the Convertible Term Note at any time by paying 125% of the outstanding amortizing principal amount, together with accrued but unpaid interest on the outstanding amortizing principal amount. We may also prepay the non-amortizing principal portion of the Convertible Term Note at any time by paying 120% of the outstanding non-amortizing principal amount, together with accrued but unpaid interest on the outstanding non-amortizing principal amount. Upon an event of default under the Convertible Term Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Convertible Term Note. If the Convertible Term Note remains outstanding after an event of default that is not cured, the additional interest rate on the outstanding principal amount payable on a monthly basis will be equal to 18% per annum. Events of default include:

•	a failure to make payments under the Convertible Term Note when due;

•	a material breach of the transaction documents by us;

•	bankruptcy related events;

•	a change of control transaction without prior approval;

•	a SEC stop trade order or Principal Market trading suspension of the Common Stock; and

•	events of default under other indebtedness agreements to which we are a party.

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

Interest on the term note for the year ended December 31, 2004 was $76,406 (2004: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

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

Convertible notes, net of current portions are comprised of:

2004
7% convertible term note due to Laurus, collateralized by all assets of the Company	$4,500,000

Add: conversion options of debt	2,610,000

Less:
Discount on notes	(3,889,670)
3,220,330
Less: current portion	900,000
$2,320,330

b) Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 2,250,000 shares and 1,499,997 shares of our common stock at an exercise price of $1.15 and $0.01 per share with a term of seven and ten years. The warrants and options were initially recorded as equity and they have been reclassified for the period ended September 30, 2004 (see Note 3 Restatement). The warrants and options were now recorded at fair value and classified as liability (with a corresponding entry as debt discount of the note). The fair value of the warrants and option at the time of issue was $2,963,000. (computed using a Black-Scholes model with an interest rate of 3.5%, volatility of 55%, expected dividend yield of 0%, share price of $1.07 and expected term of seven and ten years respectively). The discount attributable to the above warrants and options are recorded as a reduction to the carrying value of the Bank Indebtedness (Note 10) and Convertible Note (Note 13) in the accompanying consolidated balance sheet as of September 30, 2004. The debt discount is being amortized over the term of the Convertible Note and Bank Indebtedness using the effective interest method. The changes in derivative instruments for the year ended December 31, 2004 was $2,414,720 (2003:$Nil).

Additionally, we recorded $1,176,365 for debt issue cost, including investment banking fees and legal and professional fees which included $751,289 payable in cash and $425,076 payable through warrants issued to the investment bankers. (Note 17). The discount attributable to the warrants and options are recorded as a reduction to the carrying value of the Note, and the debt issue costs are included in deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2004. The debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. Amortization of the debt issuance costs for the period ended December 31, 2004 was $125,379 (2003-$Nil).

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

In connection with the provisions of EITF 00-19 the Company acknowledges that obtaining a declaration of a registration statement’s effectiveness and maintaining such effectiveness is beyond its control. Therefore, the potential liquidated damages we may be required to pay pursuant to the registration rights agreements described in Note 14(a) if we fail to keep our registration statements effective are a potential net cash settlement under EITF 00-19. The warrants and options issued in connection with the financing should be classified as liabilities. The fair value of the warrant and option liability is adjusted at each balance sheet date, with the non-cash change in fair value reported in the consolidated statement of operations as other income or expense.

At December 31, 2004, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - December 31, 2004
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	1,499,997	$0.01	$1,593,000	$2,018,417
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	1,654,326
					$2,963,000	$3,672,743

At December 31, 2004, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	4,500,000	1.00	2,070,000	2,610,000
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	1,413,999
				3,105,000	$4,023,999
				$6,068,000	$7,696,742

14.     Other Notes Payable

As at December 31, 2004, balance comprises:

	2004	2003

10.5% promissory notes	$166,668	$-

8% convertible promissory note	107,823	-
	274,491	-
Less: current portion	107,823	-
	$166,668	$-

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

Interest expense recognized for the year was $30,821 (2003:$Nil).

 The principal payments for the next five years and thereafter are as follows:

Year	Amount
2005	$107,823
2006	138,889
2007	27,779
$274,491

15.     Mortgage loans

Demand mortgage loan was settled during the year. Total interest for the year was $10,614 (2003:$16,591).

16.     Major customers

Sales to one (2003-one) major customer for the year comprises 22% (2003 - 32%) of total sales.

Accounts receivable from the top three customers (2003 - three) comprises 33% (2003 - 37%) of the total trade receivable balance as at December 31, 2004.

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

Options

During the year ended December 31, 2004, the Company granted 1,499,997 options to purchase a maximum of 1,499,997 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. The fair value of options issued was $1,593,000. No options were exercised during the year (see also Note 13).

Warrants

During the year ended December 31, 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts of the convertible notes (see Note 13 for the conditions). The fair value of the warrants issued pursuant to issuance with the debt was $1,370,000.

In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 8). The fair value of the warrants issued was $559,315. The balance related to the financing cost amounted to $425,076 was recorded as Deferred Financing Cost (Note 8 and 13b) and the remaining balance $134,239 related to the business and acquisition cost was expensed as general and administration cost as at December 31, 2004. These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.15 per share and expire at various dates between September 30, 2009 and September 30, 2011. No warrants were exercised during the year (see also Note 13).

18.     Loss Per Share

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

	Successor	Predecessor
	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004	Year Ended December 31, 2003

Numerator

Net income (loss)	$(3,249,103)	$(765,653)	$162,757

Denominator
Denominator for basic earnings per share weighted average shares outstanding	30,014,753	30,000,000	30,000,000
Denominator for diluted earnings per share adjusted weighted average shares assumed conversions	30,014,753	30,000,000	30,000,000
Basic earnings (loss) per share	(0.11)	(0.03)	0.01
Diluted earnings (loss) per share	(0.11)	(0.03)	0.01

Total number of shares excluded from the calculation of loss per share for the year ended December 31, 2004 was 11,427,426 because they are anti-dilutive.

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

20.     Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse. In addition, the Company has also entered into an operating lease for its vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:

	Total	2005	2006	2007	2008	2009

Operating leases	$198,313	$123,864	$58,911	$15,538	$-	$-

Commitments related to consulting agreements	2,801,290	465,384	509,999	557,153	607,099	661,655

	$2,999,603	$589,248	$568,910	$572,691	$607,099	$661,655

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

Subsequent to year end, the Company entered into ten Amendments (each an “Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

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

Subsequent to year end, the Company entered into another consulting agreement by issuing 200,000 shares of stock in consideration for investor relations services rendered. The fair value of shares issued was $367,446. In addition, the Company entered into another consulting agreement by issuing 100,000 shares of stock in consideration for advisory services rendered.

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

Item 13.	Exhibits

23.1	Consent of BDO Dunwoody, LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/Sayan Navaratnam
Sayan Navaratnam
Chief Executive Officer

18