Form 10QSB/A
period 2005-03-31
CREATIVE VISTAS INC
filed 2006-04-17
CIK 1113524

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

TABLE OF CONTENTS

EXPLANATORY NOTE

The sole purpose of this Form 10-QSB Amendment is to include restated financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, we have amended the financial statements contained in our annual report on Form 10KSB for the year ended December 31, 2004 and our quarterly reports on Form 10-QSB for quarters ended September 30, 2004 and June 30, 2005 to reflect this accounting. We have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that these instruments were "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. As a result, we have bifurcated the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

-i-

PART I. Financial Information

Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	March 31, 2005
Assets
Current Assets
Cash and bank balances	$72,124
Accounts receivable, net of allowance for doubtful accounts $33,333	3,751,464
Income tax recoverable	326,977
Inventory, net of reserve of $nil	539,878
Prepaid expenses	50,549
Due from related parties	2,129
4,743,121
Property and equipment, net of depreciation	815,879
Note receivable (Note 4)	125,000
Restricted Cash	1,125,000
Deferred financing costs, net (Note 5)	925,606
Deferred income taxes	34,640
Customer list (Note 6)	7,291
Goodwill	503,898
$8,280,435
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7)	$2,726,160
Accounts payable	1,963,693
Accrued liabilities	335,176
Deferred income	154,167
Deferred income taxes	24,997
Current portion of convertible notes (Note 8)	1,200,000
Current portion of other notes payable (Note 9)	127,711
Due to related parties	5,507
6,537,411
Convertible notes (Note 8)	1,395,383
Other notes payable (Note 9)	146,778
Notes payable to related parties (Note 10)	1,500,000
Due to related parties	192,391
Derivative Financial Instruments	2,894,732
12,666,695
Shareholders' deficiency
Share capital	–
Authorized	–
100,000,000 no par value common shares	–
50,000,000 shares of preferred stock	–
Issued	–
30,135,000 Common shares	–
Accumulated paid-in capital	(2,087,783)
Accumulated other comprehensive income	(12,116)
Deficit	(2,286,361)
(4,386,260)
$8,280,435

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Successor	Predecessor

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Contract and service revenue
Contract	$2,543,944	$1,792,272
Service	303,564	272,193
Other	1,042	–
	2,848,550	2,064,465
Cost of sales
Contract	1,816,028	1,075,389
Service	125,761	107,275
	1,941,789	1,182,664
Gross margin	906,761	881,801
Operating expense
Project	333,421	363,839
Selling	181,595	202,557
General and administrative	474,964	273,822
	989,980	840,218
Income (loss) from operations	(83,219)	41,583
Interest and other expenses (income)
Interest	122,073	6,569
Amortization of deferred charges	125,379	–
Derivative instruments	(1,649,687)
	(1,402,235)	6,569
Income (loss) before income taxes	1,319,016	35,014
Income taxes	–	6,777
Net income (loss)	1,319,016	28,237
Other comprehensive income (loss):
Foreign currency translation adjustment	1,593	(22,341)
Comprehensive income (loss)	1,320,609	5,896
Basic weighted-average shares	30,135,000	30,000,000
Diluted weighted-average shares	30,135,000	30,000,000
Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Successor	Predecessor

	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Cash provided by (used in)
Operating activities
Net income (loss)	$1,319,016	$28,237
Adjustments to reconcile net income (Loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	11,721	12,528
Amortization of customer lists	1,021	941
Amortization of deferred charges	125,379	–
Derivative instruments	(1,649,687)	–
Bad debts	3,845	–
Stock-based compensation expenses	67,181	–
Changes in non-cash working capital balances
Accounts receivable	(1,090,213)	184,216
Inventory	11,347	(168,501)
Prepaid expenses	3,189	5,625
Accounts payable and other accrued liabilities	432,984	62,046
Deferred revenue	(35,433)	(28,858)
Income taxes payable	(139)	(9,345)
	(799,789)	86,889
Investing activities
Due from related parties	–	1,506
Purchase of property and equipment	(5,089)	(929)
Note receivable	(125,000)	–
	(130,089)	577
Financing activities
Increase in bank indebtedness	513,313	(185,574)
Repayment of mortgage principal	–	(4,393)
Notes payable	125,000	150,587
Due to related parties	628	(48,086)
	638,941	(87,466)
Effect of foreign exchange rate changes on cash	(14,616)	–
Net change in cash and cash equivalents	(305,553)	–
Cash and cash equivalents, beginning of period	377,677	–
Cash and cash equivalents, end of period	$72,124	$–
Supplemental Cash Flow Information
Cash paid for interest	$122,073	$58,215
Cash paid for income taxes	$–	$–

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

Accordingly, the effect on our consolidated balance sheet as of September 30, 2004 was an increase in liabilities by $3,573,352 and corresponding increase in stockholders' deficiency of $3,573,352. The effect on our consolidated statements of operations for the quarter ended September 30, 2004 was $nil.

The effect on our accompanying consolidated balance sheet as of March 31, 2005 was an increase in liabilities by $3,492,063 and corresponding increase in stockholders' deficiency of $3,492,063. The effect on our consolidated statements of operations for the quarter ended March 31, 2005 was an increase in our net income of $2,072,847. Basic and diluted earning per share for the quarter ended March 31, 2005 changed from loss per share $0.03 to earning per share of $0.04.

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

The Company’s cash and cash equivalents were $72,124 as at March 31, 2005.

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

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill. The balance of Continuing Shareholders basis adjustments was equal to 87% of total consideration and net of carrying value and transaction costs of AC Technical. It represents the lower of the residual interest in the old company and the new company.
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

Security Systems - Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, system installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104, which are the delivery of the equipments and completion of installation process. The fair value of each element was based on the price charged when it is sold on a standalone basis.

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

Earnings (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debts using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. The Company has reported an adjusted net loss for the period ended March 31, 2005. As a result, 1,499,999 and 2,989,500 and 7,451,242 shares of common stock, which may be issued upon exercise of options and warrants and convertible debts respectively, have been excluded from the calculation of diluted earnings per share, for the three months ended March 31, 2005, because their inclusion would be anti-dilutive. There were no options or warrants granted during the three month period ended March 31, 2005.

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

2005
Cost	$1,176,365
Accumulated amortization	250,759
$925,606

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$346,513
2006	379,058
2007	200,035
$925,606

6.	Customer List

	2005
	Cost	Accumulated Depreciation
Customer list	$16,667	9,376
		$7,291

Amortization expense for the period ended March 31, 2005 amounted to $1,021 (2004-$941). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$2,814
2006	3,857
2007	620
7,291

7.	Bank Indebtedness

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

Bank indebtedness, net of current portions is comprised of:

2005
Bank Indebtedness due to Laurus, collateralized by all assets of the Company	$2,951,242

Add: Conversion options of debts	1,150,984

Less:
Discount on notes related to the convertible options, common stock options and warrants	(1,376,066)
$2,726,160

8.	Convertible Notes

a)	Private Placement - Laurus Master Fund, Ltd.

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

Laurus does not have the option of choosing in which form the Company makes its monthly principal payments. If the conversion criteria described above are met, Laurus has voluntarily agreed to provide a Repayment Notice to indicate to the Company what portion of the Monthly Amount must be made in cash or stock. If Laurus does not provide the Repayment Notice, it has no legal consequences, but would make the determination of the requisite payments difficult. The Company is required to pay cash for any part of the monthly amount due on a Repayment Date, which Laurus was not able to convert into shares of common stock due to failure to meet the conversion criteria.

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

We may prepay the amortizing principal portion of the Convertible Term Note at any time by paying 125% of the outstanding amortizing principal amount, together with accrued but unpaid interest on the outstanding amortizing principal amount We may also prepay the non-amortizing principal portion of the Convertible Term Note at any time by paying 120% of the outstanding non-amortizing principal amount, together with accrued but unpaid interest on outstanding non-amortizing principal amount. Upon an event of default under the Convertible Term Note, Laurus may demand repayment at a rate of 120% of the outstanding principal and interest amount of the Convertible Term Note. If the Convertible Term Note remains outstanding after an event of default that is not cured, the additional interest rate on the outstanding principal amount payable on a monthly basis will be equal to 18% per annum. Events of default include:

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

Interest on the term note for the nine months period ended March 31, 2005 was $104,912 (2004: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

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

Convertible notes, net of current portions are comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$4,500,000
Add; Conversion options of debt	1,755,000
Less:
Discount on notes, related to conversion options, common stock options and warrants	(3,659,617)
2,595,384
1,200,000
$1,395,384

b)	Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 2,250,000 shares and 1,499,997 shares of our common stock at an exercise price of $1.15 and $0.01 per share with a term of seven to ten years. The warrants and options were initially recorded as equity and they have been reclassified for the period ended March 31, 2005 (see Note 3 Restatement). The warrants and options were now recorded at fair value and classified as liability. The fair value of the warrants and option at the time of issue was $2,963,000. (computed using a Black-Scholes model with an interest rate of 3.5%, volatility of 55%, expected dividend yield of 0%, share price of $1.07 and expected term of seven and ten years respectively). The discount attributable to the above warrants and options are recorded as a reduction to the carrying value of the bank indebtedness (Note 7) and Convertible Note (Note 8) in the accompanying consolidated balance sheet as of March 31, 2005. The debt discount is being amortized over the term of the Convertible Note and Bank Indebtedness using the effective interest method. The accumulated debt discount of bank indebtedness and the convertivle term note as at March 31, 2005 was $1,376,066 and $3,659,617 respectively.

Additionally, we recorded $1,176,365 for debt issue costs, including investment banking fees and legal and professional fees which included $751,289 payable in cash and $425,076 payable through warrants issued to the investment bankers. (Note 11). The debt issue costs are included in deferred financing costs (Note 5) in the accompanying consolidated balance sheet as of March 31, 2005. The debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. The amortization of deferred charges for the three months period ended March 31, 2005 was $127,379 which is included in interest and other expenses (income) in the accompanying consolidated statement of operations for the period ended March 31, 2005.

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

At March 31, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - December 31, 2004	Value - March 31, 2005
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	1,499,997	$0.01	$1,593,000	$2,018,417	1,643,479
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	1,654,326	1,251,253
						$3,672,743	$2,894,732

At March 31, 2005, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	1,000,000	1.00	2,070,000	2,610,000	1,755,000
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	1,413,999	1,150,984
					$4,023,999	$2,905,984
					$7,696,742	$5,800,716

9.	Other Notes Payable

As at March 31, 2005 balance comprises:

2005
10.% promissory notes	$166,668
8% convertible promissory notes	107,823
274,491
Less: current portion	127,711
$146,780

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

Interest expense recognized for the period was $5,911 (2004 - $Nil).

The principal payments for the next three fiscal years and thereafter are as follows:

Year	Amount

2005	$107,823
2006	138,889
2007	27,779
$274,491

10.	Note Payable to Related Parties

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

Interest expense recognized for the period was $11,250 (2003 - $Nil).

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

Warrants

During the fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible notes (see Note 8 for the conditions). The fair value of the warrants issued was $1,370,000.

In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 5). The fair value of the warrants issued was $559,315. The balance related to the financing cost amounted to $425,076 was recorded as Deferred Financing Cost (Note 4 and 8b) and the remaining balance $134,239 related to the business and acquisition cost was expensed as general and administration cost as at September 30, 2004.

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

12.	Loss Per Shares

The following table sets forth the computation of basic and diluted loss per share. The effect of dilutive securities is included only when dilutive.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Numerator
Net income (loss)	$1,319,016	$28,237

Denominator
Denominator for basic earnings per share weighted average shares outstanding	30,135,000	30,000,000
Denominator for diluted earnings per share adjusted weighted average shares	30,135,000	30,000,000
Basic earnings (loss) per share	0.04	0.01
Diluted earnings (loss) per share	0.04	0.01

Total number of shares excluded from the calculation of loss per share for the period ended March 31, 2005 was 11,940,741 because they are anti-dilutive.

13.	Subsequent Events

Subsequent to period end, the Company entered into seven Amendments (each an “Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

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

On October 7, 2005 the Company announced that AC Technical was awarded approximately $843,700 in orders for security and surveillance projects by the Canadian government and companies in the commercial property management, retail, healthcare and education markets.

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

Selling expenses was $182,000 or 6.4% of revenues for the three month period ended 2005 compared to $203,000 or 9.2% of revenues for the first quarter of fiscal 2004. As at March 31, 2005, we have 9 salespersons, which were the same as at March 31, 2004. Balance for the three months period ended March 31, 2005 is mainly comprised of salaries and commission to salespersons of $90,000 compared to $109,000 for the same period of fiscal 2004. The advertising and promotion expenses were decreased by $40,000 which was mainly due to the better control on the expenses by the Company. The decrease was offset by the increase in meals and entertainment and trade show expenses.

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

Interest and other Expenses (Income): Interest and net other income for the three months ended March 31, 2005 of $1,402,200or 49% of revenues compared to $7,000 or 1% of the revenues for the same period of fiscal 2004. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $125,000, which was offset with the unrealized gain on remeasurement of derivative instruments amounting to $1,649,700. In addition, total interest on convertible term notes and other notes payable were $122,000 for the three month period ended March 31, 2005 and no such interest for the same period of fiscal year 2004.

Income taxes: No income tax provision for the period ended March 31, 2005 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the three months ended March 31, 2005 was $1,319.000 compared to net income of $28,000 for the three month period ended March 31, 2004. The net income for the three months ended March 31, 2005 was attributed to the unrealized gain on remeasurement of derivative instruments amounting to $1,649,700 which was offset by the amortization of deferred charges amounted to $125,000. In addition, the professional and investor relations expenses incurred due to the public company expenses.

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

Deferred Revenue

Deferred revenue increased by $35,400 at March 31, 2005 compared to the balance as at December 31, 2004. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

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

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $638,000 for the three months ended March 31, 2005 compared to net cash used $87,000 for the three month period ended March 31, 2004. The increase in balance mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the revolving facilities (see details of our arrangements with Laurus Master Fund, Ltd. below).

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

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurance that the Company will be successful in raising additional capital should it decide additional capital is required. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R ) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement No. 123(R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first interim or annual reporting period of the registrant’s first fiscal year that begins after December 15, 2005. Based on the management’s evaluation of SFAS No. 123R, the adoption is not expected to have a material effect on the consolidated financial statements.

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