Form 10QSB/A
period 2005-06-30
CREATIVE VISTAS INC
filed 2006-04-17
CIK 1113524

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

TABLE OF CONTENTS

Page

EXPLANATORY NOTE

The sole purpose of this Form 10-QSB Amendment is to include restated financial statements relating to our accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004. We are currently responding to comments provided by the Staff of the Securities and Exchange Commission in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that have warrants, options, and related registration rights. We intend to file a formal response to the SEC’s accounting comments related to the Company’s registration statement on Form SB-2, and in this filing, we have treated the warrants and options that have registration rights associated with them as derivative liabilities. In addition, we have amended the annual reports for the year ended December 31, 2004 and quarterly reports of the quarters ended September 30, 2004 and March 31, 2005 to reflect this accounting. We have also received comments from the Securities and Exchange Commission regarding whether our convertible debt is a "conventional convertible" instrument. We have responded to the Staff's comments, explaining why, at the time they were issued, we believed that this instrument was "conventional". However, this topic has recently been addressed and clarified by the Financial Accounting Standards Board's Emerging Issues Task Force in Issue 05-2 (EITF 05-2). We issued these instruments prior to EITF 05-2 and interpreted the term "conventional" differently as it relates to certain special anti-dilution provisions. As a result, we have bifurcated the conversion features of some or all of these convertible instruments and record them as derivative liabilities and then mark the liabilities to their fair value at each reporting date.

-i-

PART I.             FINANCIAL INFORMATION

Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets (Unaudited)	June 30, 2005
Assets
Current Assets
Cash and bank balances	$1,049,434
Accounts receivable, net of allowance for doubtful accounts $32,520	3,095,316
Income tax recoverable	319,002
Inventory, net of reserve of $nil	595,228
Prepaid expenses	395,513
Note receivable (Note 4)	31,248
Due from related parties	2,077
5,487,818
Property and equipment, net of depreciation	784,490
Note receivable (Note 4)	93,752
Deferred financing costs, net (Note 5)	810,202
Deferred income taxes	33,795
Customer list (Note 6)	6,096
Goodwill	503,898
$7,720,051
Liabilities and Shareholders' Deficiency
Current Liabilities
Bank indebtedness (Note 7)	$2,169,716
Accounts payable	2,026,856
Accrued liabilities	430,201
Deferred income	150,290
Deferred income taxes	24,386
Current portion of convertible notes (Note 8)	1,100,000
Current portion of other notes payable (Note 10)	54,200
Due to related parties	5,373
5,961,022
Convertible notes (Note 8)	1,477,506
Notes payable to related parties (Note 9)	1,500,000
Other notes payable (Note 10)	108,402
Due to related parties	187,699
Derivative Financial Instrument (Note 8)	2,503,212
11,737,841
Shareholders' deficiency
Share capital
Authorized
100,000,000 no par value common shares
50,000,000 shares of preferred stock
Issued
30,509,216 Common shares	-
Additional paid-in capital	(1,615,145)
Accumulated other comprehensive loss	(4,480)
Deficit	(2,398,165)
(4,017,790)
$7,720,051

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Successor	Predecessor	Successor	Predecessor
	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Contract

Contract	2,050,122	$1,494,019	$4,594,066	$3,286,291
Service	235,989	229,197	539,553	501,390
Others	3,126	-	4,168	-
	2,289,237	1,723,216	5,137,787	3,787,681
Cost of sales
Contract	1,704,245	931,470	3,520,273	2,006,859
Service	88,037	109,745	213,798	217,020
	1,792,282	1,041,215	3,734,071	2,223,879
Gross margin	496,955	682,001	1,403,716	1,563,802
Operating expense
Project	352,701	365,222	686,122	729,061
Selling	239,648	292,949	421,243	495,506
General and administrative	581,081	402,089	1,056,045	675,911
	1,173,430	1,060,260	2,163,410	1,900,478
Loss from operations	(676,475)	(378,259)	(759,694)	(336,676)
Interest and other expenses (income)
Interest	95,610	8,912	217,683	15,481
Amortization of deferred charges	115,403	-	240,782	-
Liquidated damages	137,703	-	137,703	-
Derivative instruments	(913,387)	-	(2,563,074)	-
	(564,671)	8,912	(1,966,906)	15,481
Income (loss) before income taxes	(111,804)	(387,171)	1,207,212	(352,157)

Income taxes	-	(45,176)	-	(38,399)

Net income (loss)	(111,804)	(341,995)	1,207,212	(313,758)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,636	7,435	9,229	(14,905)
Comprehensive loss	(104,168)	(334,560)	1,216,441	(328,663)
Basic weighted-average shares	30,246,177	30,000,000	30,190,895	30,000,000
Basic earnings per share	(0.01)	(0.01)	0.04	(0.01)
Diluted earnings per share	(0.01)	(0.01)	0.04	(0.01)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Successor	Predecessor
	Six months ended
	June 30
	2005	2004
Cash provided by (used in)
Operating activities
Net loss	1,207,212	(313,758)
Depreciation of capital assets	23,057	25,057
Amortization of customer lists	2,024	1,882
Amortization of deferred charges	240,782	-
Remeasurement of derivative financial statements	(2,563,074)	-
Bad debts	3,845	-
Non-cash loan costs	137,703	-
Stock-based compensation expenses	98,491	-
Changes in non-cash working capital balances
Accounts receivable	(533,127)	431,465
Inventory	(56,256)	(175,098)
Prepaid expenses	(5,992)	5,837
Accounts payable and other accrued liabilities	640,637	32,529
Deferred revenue	(35,550)	28,377
Deferred income taxes	-	(15,059)
Income taxes payable	(139)	(52,430)
	(840,387)	(31,198)
Investing activities
Due from related parties	-	1,506
Purchase of property and equipment	(5,089)	(928)
Note receivable	(125,000)	-
	(130,089)	578
Financing activities
Increase in bank indebtedness	323,156	(20,614)
Repayment of mortgage principal	-	(8,787)
Convertible notes	1,250,000	-
Notes payable	-	150,587
Due to related parties	628	(90,566)
	1,573,784	30,620
Effect of foreign exchange rate changes on cash	68,449	-
Net change in cash and cash equivalents	671,757	-
Cash and cash equivalents, beginning of period	377,677	-
Cash and cash equivalents, end of period	1,049,434	-
Supplemental Cash Flow Information
Cash paid for interest	318,639	87,740
Cash paid for income taxes	-	-
Loan costs paid with warrants	137,703	-
Common shares issued for consulting fees	367,445	-
Other note payable converted to equity	105,193	-

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

The effect on our accompanying consolidated balance sheet as of June 30, 2005 was an increase in liabilities by $2,469,747 and corresponding increase in stockholders' deficiency of $2,469,747. The effect on our consolidated statements of operations for the quarter ended June 30, 2005 was an increase in our net income of $3,382,514. Basic and diluted earning per share for the quarter ended June 30, 2005 changed from loss per share $0.07 to earning per share of $0.04.

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

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions”(“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill. The balance of Continuing Shareholders basis adjustments were equal to 87% of total consideration and net of carrying value and transaction costs of AC Technical. It represents the lower of the residual interest in the old company and new company.

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

Earnings (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and convertible debts using the treasury stock method. Adjustments to earnings per share calculation includes reversing interest related to the convertible debts and changes in derivative instruments The Company has reported a net loss for the three months period ended June 30, 2005 and an adjusted net loss for the six months period ended June 30, 2005. As a result, 1,499,997 and 3,702,500 and 7,261,085 shares of common stock, which may be issued upon exercise of options and warrants and convertible notes respectively have been excluded from the calculation of diluted loss per share, for the three months and six months ended June 30, 2005, because their inclusion would be anti-dilutive.

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

2005
Cost	$1,176,365
Accumulated amortization	366,163
$810,202

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$222,038
2006	380,952
2007	207,212
$810,202

6.	Customer List

	2005
	Cost	Accumulated Depreciation
Customer list	$16,260	10,164
		$6,096

Amortization expense for the period ended June 30, 2005 amounted to $2,024 (2004-$1,882). The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2005	$2,031
2006	4,065
6,096

7.	Bank Indebtedness

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

Bank indebtedness, net of current portions is comprised of:

2005
Bank Indebtedness due to Laurus, collateralized by all assets of the Company	$2,761,085

Add: Conversion options of debts	662,661

Less:
Discount on notes related to the convertible options, common stock options and warrants	(1,254,030)
$2,169,716

8.	Convertible Notes

a)	Private Placement - Laurus Master Fund, Ltd.

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

Interest on the term note for the six months period ended June 30, 2005 was $188,911 (2004: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

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

Pursuant to Amendment No. 2 on April 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.01 per share.

Pursuant to Amendment No. 3 on May 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $1.01 per share.

Pursuant to Amendment No. 4 on June 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.90 per share.

In total, 400,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note.

The principal payments for the next three fiscal years are as follows:

Year	Amount

2005	$500,000
2006	1,200,000
2007	2,800,000
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

Convertible notes, net of current portions are comprised of:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company including accounts receivable and other assets	$4,500,000
Add; Conversion options of debt	1,626,506
Less:
Discount on notes, related to conversion options, common stock options and warrants	(3,549,000)
2,577,506
1,100,000
$1,477,506

b)	Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 2,650,000 shares and 1,499,997 shares of our common stock at an exercise price from the range of $0.01 and $1.20 per share with a term of seven to ten years. The warrants and options were initially recorded as equity and they have been reclassified for the period ended September 30, 2005 (see Note 3 Restatement). The warrants and options were now recorded at fair value and classified as liability. The fair value of the warrants and option at the time of issue was $3,175,000. (computed using a Black-Scholes model with an interest rate of 3.5% to 4.33%, volatility of 50% to 55%, expected dividend yield of 0%, share price of $0.9 to $1.07 and expected term of seven and ten years respectively). The discount attributable to the above warrants and options are recorded as a reduction to the carrying value of the bank indebtedness (Note 7) and Convertible Note (Note 8) in the accompanying consolidated balance sheet as of June 30, 2005. The debt discount is being amortized over the term of the Convertible Note and Bank Indebtedness using the effective interest method. The accumulated debt discount of bank indebtedness and the convertivle term note as at June 30, 2005 was $1,254,030 and $3,549,000 respectively.

Additionally, we recorded $1,176,365 for debt issue costs, including investment banking fees and legal and professional fees which included $751,289 payable in cash and $425,076 payable through warrants issued to the investment bankers. (Note 11). The debt issue costs are included in deferred financing costs (Note 5) in the accompanying consolidated balance sheet as of September 30, 2004. The debt discount and debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. The amortization of deferred charges for the six months period ended June 30, 2005 was $240,782 which is included in interest and other expenses (income) in the accompanying consolidated statement of operations for the six months period ended June 30, 2005.

Total net income from the movement of derivative instruments for the six months period ended June 30, 2005 was $2,563,000 which is included in interest and other expense (income) in the accompanying consolidated statement of operations for the period ended June 30, 2005.

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

At June 30, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - March 31, 2005	Value - June 30, 2005

09-30-2004	09-30-2014	Option issued Laurus in connection with financing	1,499,997	$0.01	$1,593,000	1,643,479	1,343,409
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	1,251,253	887,308
03-31-2005	03-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.20	60,291	-	40,296
04-30-2005	04-30-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	44,309	-	44,887
05-31-2005	05-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	56,614	-	45,172
06-22-2005	06-22-2012	Warrants issued to Laurus in connection with financing	313,000	1.00	137,703	-	142,140
						$2,894,732	$2,503,212

At June 30, 2005, the following derivative liabilities related to embedded conversion options were as follows:

09-30-2004	Conversion options related to the convertible term note	1,000,000	1.00	2,070,000	1,755,000	1,626,506
09-30-2004	Conversion options related to bank indebtedness	3,000,000	1.00	1,035,000	1,150,984	662,661
					$2,905,984	$2,289,167
					$5,800,716	$4,792,379

9.	Notes Payable to Related Parties

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

Interest expense recognized for the period was $8,491 (2004 - $5,271).

The principal payments for the next five fiscal years and thereafter are as follows:

Year	Amount
2005	$-
2006	135,502
2007	27,100
$162,602

11.	Shareholders’ Equity

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relations services rendered. In addition, the Company entered into an engagement letter and issued 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice. Total recognized consulting and legal expenses for the period ended June 30, 2005 relating to the above shares are $48,000 and $35,182. The remaining balance was recorded under prepaid expenses of $15,000. In June 2005, the Company entered into another consulting agreement by issuing 200,000 shares stock in consideration for investor relations services rendered and the fair value of shares issued was $367,446. Total recognized consulting and expenses for the period ended June 30, 2005 relating to the above shares is $15,310. The remaining balance was recorded under prepaid expenses of $352,135.

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

In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 5). The fair value of the warrants issued was $559,315. The balance related to the financing cost amounted to $425,076 was recorded as Deferred Financing Cost (Note 5 and 8b) and the remaining balance $134,239 related to the business and acquisition cost was expensed as general and administration cost as at September 30, 2004.

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

In addition, the warrants issued pursuant to waiver of the payment of the liquidated damages were recorded at fair value by using the Black-Scholes option pricing model under the other expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.33%, expected dividend yield of 0%, volatility of 50%, share price of $0.85 to $1.10 and contractual lives of 7 years.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.20 per share and expire at various dates between September 30, 2009 and July 31, 2012. No warrants were exercised during the period.

12.	Diluted Loss Per Shares

Total number of common stock equivalent that would be issued upon warrants, options or equivalent of debts excluded from the calculation of diluted loss per share for the three month period ended June 30, 2005 was 12,463,582 because they are anti-dilutive.

13.	Subsequent events

Subsequent to period ended, Laurus converted 1,200,000 options for the price of two-third of one cent per share of the Company’s common stock. Pursuant to a letter agreement, the Company issued to Torys LLP an additional 7,500 shares.

Pursuant to Amendments to the Securities Purchase Agreement, the Secured Convertible Term Note and the Registration Rights Agreement, Laurus agreed to postpone scheduled principal payments in respect of the Term Note and in consideration of the postponement until September 30, 2007, the Company agreed to issue an additional 600,000 warrants.

Subsequent to the period ended, the Company entered into another consulting agreement by issuing 100,000 shares of stock in consideration for advisory services rendered.

The Company entered into another Amendment and Waiver with Laurus as of September 1, 2005 pursuant to which Laurus waived liquidated damages due and payable by the Company for failing to cause its registration statement to be declared effective by the SEC on the extended required date. The Company has not issued additional warrants to Laurus in connection with this waiver. (see Note 8).

Also on December 31, 2005, the Company and Laurus entered into an Amendment and Waiver extending the date by which the Company was to have an effective registration statement on file with the Securities and Exchange Commission registering the shares of common stock of the Registrant issuable upon conversion of the Secured Convertible Term Note and the exercise of the Warrant to March 31, 2006.

14.	Contingency

In addition, the Company is potentially liable for $40,000 relating to a claim by a former employee.

Item 2.	Management's Discussion And Analysis or Plan of Operation
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

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended June 30, 2005 was 1,792,000 or 78% of revenues compared to 1,041,000 or 60% of revenues for the three month period ended June 30, 2004. The material cost was $1,221,000 or 53.4% of the revenue for the three months ended June 30, 2005 compared to $639,000 or 37.1% of revenues in the same period of fiscal 2004. The percentage increase in material cost was mainly due to our charging lower rates to compete in an increasingly competitive market. This was continued to be the trend of the industry. As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $559,000 or 24.4% of revenues for the three months ended June 30, 2005 and $391,000 or 22.7% of revenues for fiscal 2004. The increase in balance was mainly due to the increase in contract revenue.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the quarter ended June 30, 2005 was $1,173,400 or 51.3% of revenues for the quarter ended June 30, 2005 compared to $1,060,000 or 61.5% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

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

General and administrative cost was $581,000 or 25.4% of revenues for the quarter ended June 30, 2005 compared to $402,000 or 23.3% for fiscal 2004. The balance for the three month period ended June 30, 2005 is comprised mainly of salaries and benefits to administrative staff of $148,000 compared to $128,000 for the quarter ended June 30, 2004. The increase in balance was mainly due to the increase in headcount. The professional fees and investor relations expenses were $103,000 for the quarter ended June 30, 2005 compared to $54,000 for the same period of fiscal 2004. The increase was mainly due to the addition of investor relations expenses in the fiscal 2005 and there were no investor relations expenses in fiscal 2004.

Operating Income/Loss: The Company has a lower gross margin of 22% for the quarter ended June 30, 2005 compared to 39.6% for the same quarter of fiscal year 2004. Our losses were mainly due to the lower gross margin, large professional fees for the registration statements and the quarterly report and investor relations expenses in the amount of $103,000 for the quarter ended June 30, 2005 compared to $54,000 for the same period of fiscal 2004. In addition, there were penalties in the amount of $137,000 payable to Laurus.

Interest and Other Expenses (Income) : Net income from interest expenses and other income for the quarter ended June 30, 2005 were $564,700 or 25% of revenues compared to $9,000 or 1% of the revenues for the same quarter of fiscal 2004. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $115,00. In addition, total interest on the convertible term notes and other notes payable was $95,000 for the three month period ended June 30, 2005 and there was no such interest for the same period of fiscal year 2004. In addition, there were penalties in the amount of $137,000 to Laurus related to the Company for failure of the Company to cause its registration statement registering the shares to be declared effective by the SEC on the required date. Laurus waived any liquated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus. The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 8 and Note 10). All these expenses were offset by the unrealized gain on remeasurement of derivative instruments of $914,000. There was no such income for the same period in fiscal 2004.

Income taxes: No income tax provision for the period ended June 30, 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the quarter ended June 30, 2005 was $111,800 compared to net loss of $341,000 for the three month period ended June 30, 2004. The net loss for the three months ended June 30, 2005 was attributed to the amortization of discounts on notesamounting $115,000. In addition, net loss increased because of the professional and investor relations expenses incurred due to public company expenses and the additional interest and penalty expenses on long term debts. Also, the gross margin decreased by 17%. The losses was offset by the unrealized gain on remeasurement of derivative instruments of $914,000.

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

Sales: Sales for the six months ended June 30, 2005 increased 35% to $5,138,000 from $3,788,000 for the six months ended June 30, 2004. Contract revenue increased $1,308,000, or 39% compared to the six months ended June 30, 2004. The increase was mainly due to an increase in the number of contracts. For the six months ended June 30, 2005, contract revenue from three of our major customers was $1,466,000, representing an increase of $633,000. The increase resulted from the Company winning a greater percentage of contract bids. Service revenue increased 7.6% to $540,000 for the six months ended June 30, 2005 from $501,000 for the same period of fiscal 2004. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the six months ended June 30, 2005 was $3,734,000 or 72.7% of revenues compared to $2,224,000 or 58.7% of revenues for the six months ended June 30, 2004. The material cost was $2,583,000 or 50.3% of the revenue for the six months ended June 30, 2005 compared to $1,487,000 or 39.3% of revenues in the same period of fiscal 2004. The increase in the cost of materials was mainly due to an increase in contracts for which we required materials. The percentage increase in material cost was mainly due to our charging lower rates to compete in an increasingly competitive market. As a result, our gross margin decreased. On the other hand, the labor and subcontractor cost increased to $1,087,000 or 21.2% of revenues for the six months ended June 30, 2005 and $864,000 or 22.8% of revenues for fiscal 2004. The increase in balance was mainly due to the increase in contract revenue.

Project, Selling, General and Administrative Expenses: Project, selling, general and administrative expenses for the six months ended June 30, 2005 was $2,163,400 or 42.1%of revenues for the six months ended June 30, 2005 compared to $1,900,000 or 50.2% of revenues for the same period of fiscal 2004. The balance is mainly comprised of the following:

Project cost was $686,000 or 13.4% of revenue for the six months ended June 30, 2005 compared to $729,000 or 19.2% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff of $326,000 in the six months ended June 30, 2005 compared to $349,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in staff headcount. The automobile insurance expenses were approximately $34,000 for the six months ended June 30, 2005 compared to $36,000 for the same period of fiscal 2004. The decrease was mainly due to the decrease in the number of vehicles used by the Company and leasing costs for Company automobiles of approximately $92,000 for the quarter ended June 30, 2005 compared to $105,000 for the same period of fiscal 2004. Travel and gas expenses were $121,000 for the six months ended June 30, 2005 compared to $103,000 for the same period of fiscal 2004. The increase was mainly due to more travel by the staff.

Selling expenses were $421,000 or 8.2% of revenues for the six months ended June 30, 2005 compared to $496,000 or 13% of revenues for the six months ended of fiscal 2004. Balance for the six months ended June 30, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $265,000 compared to $321,000 for the same period of fiscal 2004. Decrease in balance was mainly due to the decrease in salespersons from 8 as at June 30, 2004 to 6 as at June 30, 2005. Advertising and promotion expenses were decreased by $40,000 due to better control of these expenses by the Company.

General and administrative costs were $1,056,000 or 20.6% of revenues for the six months ended June 30, 2005 compared to $676,000 or 17.8% for the same period in fiscal 2004. The balance for the six months ended June 30, 2005 mainly is comprised of salaries and benefits to administrative staff of $290,000 compared to $238,000 for the six months ended June 30, 2004. The increase in balance was mainly due to new hiring of chief financial officer, research and development staff and VP of acquisition which happened after the first quarter of 2004. The professional fees and investor relations expenses were $219,000 for the six months ended June 30, 2005 compared to $54,000 for the same period of fiscal 2004. The increase was mainly due to investor relations expenses in fiscal 2005 and additional professional fees incurred for the registration statements and other corporate matters. There were no investor relations expenses in fiscal 2004.

Operating Income/Loss: The Company has a lower gross margin of 27% for the six months ended June 30, 2005 compared to 41.3% for the same period ended June 30, 2004. Our losses were mainly due to the lower gross margin, large professional fees for registration statements and quarterly reports and investor relations expenses.

Interest and Other Expenses (Income): Net income from interest expenses and other income for the six months ended June 30, 2005 was $1,966,900 or 38% of revenues compared to $15,000 or 1% of the revenues for the same period of fiscal 2004. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $240,700. In addition, total interest on convertible term notes and other notes payable was $218,000 for the six months ended June 30, 2005 there was no such interest for the same period of fiscal year 2004. In addition, the Company owed $137,000 in liquidated damages to Laurus for failure of the Company to cause its registration statement registering the Laurus shares to be declared effective by the SEC on the required date. Laurus waived any such liquidated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus. The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 8 and Note 11). The above expenses were offset by the unrealized gain on remeasurement of derivative instruments amounted to $2,563,000.

Income taxes: No income tax provision for the period ended June 30, 2005 which was mainly due to the Company's losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the six months ended June 30, 2005 was $1,207,200 compared to net loss of $352,000 for the six months ended June 30, 2004. There was unrealized gain on remeasurement of derivative instruments of $1,772,000 for the six month ended June 30, 2005 and there was no balance for the same fiscal period ended June 30, 2004. The unrealized gain on remeasurement of derivative instruments was offset by the amortization ofdeferred charges amounting to $240,800. In addition, the increased in professional and investor relations expenses incurred due to public company expenses and also the additional interest expenses on long term debts. Also, the gross margin decreased by 14% in 2005 compared to the same period of fiscal 2004.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2005, we had $1,049,000 in cash. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. The balance available under credit facilities was $238,900 as at June 30, 2005. During fiscal year 2005, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $840,000 for the six months ended June 30, 2005. The changes in operating assets and liabilities resulted in net cash provided of $13,000, which included a $533,000 increase in accounts receivable, a $56,000 increase in inventory, a $6,000 increase in prepaid expenses, a $640,600 increase in accounts payable, a $1,000 decrease in income taxes recoverable and a $35,000 decrease in deferred revenue.

Comparison of the balance sheet as at June 30, 2005 to December 31, 2004
Accounts Receivable

Our accounts receivable increased by approximately $533,000 compared to the balance as at December 31, 2004 which was mainly due to the increase in revenue in the six months ended June 30, 2005 and more government related jobs in the first and second quarters, which have a longer payment cycle than the non-government jobs. Approximately 52% of the accounts receivable outstanding at June 30, 2005 were less than 90 days old. There have not been changes to our collection terms, however government related projects usually take longer to get paid as opposed to non-government related projects. We expect collections within the government sector to be 120 - 180 days.

Inventory

Inventory on hand at June 30, 2005 increased $56,000 compared to the balance as at December 31, 2004. The level of inventory remains consistent with the balance as at December 31, 2004 which was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable increased by $640,000 at June 30, 2005 compared to the balance as at December 31, 2004 which was mainly due to the increase in purchases of material, in the last six months and the timing of payments to our suppliers. Total trade payable as at June 30, 2005 increased by approximately $608,000 compared to the balance as at December 31, 2004.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $130,000 for the six months ended June 30, 2005 compared to cash provided of $600 for the six months ended June 30, 2004. The increase was mainly due to the note receivable to dataBahn amount of $125,000 for the current period.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,574,000 for the six months ended June 30, 2005 compared to net cash provided of $30,000 for the six months ended June 30, 2004. The increase is mainly due to the release of the restricted cash in the amount of $1,250,000 in 2005.

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