Form 10KSB
period 2005-12-31
CREATIVE VISTAS INC
filed 2006-04-18
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 00-30585

CREATIVE VISTAS, INC.
(Exact name of registrant as specified in its charter)

Arizona	3669	86-0464104

(State or other jurisdiction of incorporation or organization	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12B-2) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $8,718,043

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on April 12, 2006 is approximately $2,782,000.The number of shares outstanding of the Issuer’s common stock, as of April 14, 2006: 32,201,716 shares

Forward-Looking Statements

Certain statements within this Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Creative Vistas, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. Creative Vistas, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	Description of Business

Overview

We are a leading provider of advanced security and surveillance products and solutions. We also provide the deployment and servicing of broadband technologies to the commercial and residential market. We primarily operate through our subsidiaries AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security and surveillance systems and technologies. AC Technical Systems is responsible for all of the revenues in the security sector for 2005. It provides its systems to various high profile clients including: Government, School Boards, Retail Outlets, Banks, and Hospitals. Iview DVSI is a newly formed subsidiary incorporated in 2005 to focus on providing video surveillance products and technologies to the market.

In 2006, we acquired Cancable Inc. (“Cancable”) through our wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. Cancable is in the business of provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. Cancable has offices in Ontario, Canada. All related documents were dated December 31, 2005 as disclosed in the Form 8K/A filed on January 6, 2006. Since the whole transaction was considered completed on January 1, 2006 as all the funding were received after December 31, 2005, the Company did not consolidate the financial statements of Cancable into this Form 10KSB.

Today, our operations are divided into two distinct operating segments: (a) Security and Surveillance Products and Services and (b) Broadband deployment and provisioning services. Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base. We formed broadband deployment and provisioning services after our acquisition of Cancable.

Business - Security and Surveillance Products and Services

We operate through our subsidiary, AC Technical Systems Ltd, located in Ontario, Canada. AC Technical Systems is focused on the electronic security segment of the security industry.

Through our technology integration team of engineers, we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Industry Overview

We believe that the security industry is growing at a steady pace. The industry awareness has increased globally due to the tragic events of 9/11. The growth is spurred by the continuous evolution of new technologies and processes. We believe that the industry is growing for the following reasons:

•	Increased global awareness due to the increased threats of terrorism
•	Older security devices such as the VCR have become obsolete and new technologies have provided much more efficient systems at a better price
•	Evolution of digital technologies has started to replace antiquated analog technologies in the market space
•	Expansion of budgets due to increased awareness of the need for security
•	Increase in crime rates and shrinkage in the industry
•	Trend for integration of multiple devices has expanded the market for technically advanced integrators such as our firm
•	Growing public concern about crime

The security industry is highly fragmented with a large number of manufacturers, dealers, distributors, integrators and service groups. All of these parties are important to provide an entire solution to the customer; however each one only provides a portion of what is required by the customer. The customer, in most cases, would like to see a one-stop shop that can provide the entire solution and also be able to design and customize a solution that fits its needs. This may include custom design of hardware, software, and highly sophisticated integration work. The customer usually has to deal with all the different parties mentioned above. In most cases the cost to the customer is higher when using a large number of parties as opposed to one efficient integrator. We believe that when many parties are involved in providing a solution to the customer many needs of the customer may not be addressed. Also, the amount of time a customer has to devote to build multiple relationships as opposed one relationship is substantial. There are also tendencies for different parties to “pass the blame” to the other party when it comes to technical and service issues with the project. As a result the customer prefers dealing with one source at which can handle all issues and be accountable for the entire project. There are a limited number of companies besides the Company that are capable of providing an entire integrated solution. This requires years of experience, infrastructure for performing all six cores functions that AC Technical Systems provides, access to technologies, and a significant commitment to maintain a happy customer.

A company that is implementing a new security system or enhancing an old system usually has to go through the following steps:

•	Retain a consultant to appropriately outline the needs and design a system that would satisfy/meet their needs.
•	Once the design is complete, a tender is released whereby a number of invited system integrators bid on the required system.
•	System integrators work with various suppliers of hardware and software to meet the system requirements. They also engage these suppliers to complete subcomponents of the system.
•	When security systems have to be installed in multiple locations, the company may have to tender the system requirements to different system integrators from various regions.
•	The customer, based on price and qualifications of the system integrator, will award the project to one or more system integrators.

The process described above usually causes a number of issues. It usually causes client frustrations with project delays, cost inefficiencies, incompatible systems, and lack of vendor accountability. It also makes it very difficult for the customer to make changes to the system. In addition, a customer looking to implement security systems in multiple locations may have to hire multiple integrators and suppliers to integrate systems. This usually results in systems that are not consistent with each other. These systems may also not communicate efficiently with a central system. In addition, we believe that as security systems are becoming more technologically advanced an experienced engineering team, which is required to understand the needs of the customer and satisfy these needs by incorporating the most efficient technologies that are available. This may also include some development of hardware and software to customize and integrate the system. Most system integrators are not capable of development, as they do not have a research and development department. Also, the manufacturers of different subsystems are usually not willing to provide custom solutions on a project basis. The customers are realizing the sophistication required in order to provide a good security system and recognizing that their in-house personnel lack the skills and time necessary to coordinate their security projects.

AC Technical Systems’ Solution:

AC Technical Systems can offer a one-stop-shop that provides a fully integrated technology based security system to meet the needs of the customer. We understand the needs of the customer and provide a custom solution to meet their needs. We usually expedite project completion, reduce costs to the customer, reduce man- power requirements of the customer, improve on consistency of systems in multiple locations, and provide a one-stop solution for the entire security system.

AC Technical Systems provides the following services:

•	Consulting, audit, review and planning
•	Engineering and design
•	Customization, software development and interfacing
•	System integration, installation and project management,
•	System training, technical support and maintenance
•	Ongoing maintenance, preventative maintenance and service and upgrades

We believe that the following key attributes provide us with a sustainable competitive advantage:

•	Experience and expertise in the security industry
•	In-house research and development department
•	Dedicated service team
•	Access to and experience in a variety of product mix
•	Customized software and hardware products
•	Strong list of references
•	Strong partnerships with suppliers and integrators

AC Technical Systems’ strategy for growth and expansion is to:

•	Expand our network of technology partners
•	Develop and maintain long-term relationships with clients
•	Open regional offices in key areas to expand revenue and service
•	Capitalize on our position as a leading provider of technologically advanced security systems
•	Expand our marketing and sales program within our key vertical markets

AC Technical Systems’ approach to a new customer:

At the beginning of each new client relationship, we designate our account manager as the client service contact. This individual is the point person for communications between the client and us. This person usually has a number of years of experience in the industry and has a good understanding of technologies and solutions that are available from the Company. This person is also a trained sales person who is able to build a long-term relationship with the customer. The account manager works with our project department, engineering department, marketing department, finance department, and the research and development department to provide an effective solution for the customer. Once the customer has engaged us to provide a solution the engagement usually goes through one or more of the stages outlined below:

Consulting, audit, review and planning:

We identify the client’s objectives, security system requirements, audit and review the existing system. We provide a complete audit of the existing system including inventory counts and evaluate the existing infrastructure. Then we provide an audit report to outline current deficiencies and vulnerabilities. At this point we design a system alternative to meet the needs of the customer. The alternative system is prioritized based on the needs of the customer. We also include an efficient cost model to ensure that the customer understands the cost of the system. We provide a Return On Investment model (ROI) where applicable. We provide a preliminary project implementation plan that contains a graphical model of their premises with exact outlines of equipment locations. Our comprehensive planning process helps the customer to properly budget for their needs on a long-term basis.

Engineering and design:

The engineering and design process involve preparation of detailed project specifications and working drawings by a team of our design engineers. These drawing will lay out the entire property and provide a detailed lay out of all security equipment and also provide the methodologies used to integrate the system. It will also outline any needs for custom software or hardware design service, systems designers and computer-aided design system operators. These specifications and drawings detail areas of high sensitivity, layout of the main control room, placement of cameras, card readers, monitors, switches and other equipment including electrical and mechanical requirements.

Once the design of our system has been completed, we also provide a complete list of components including various recommendations. We highly recommend off-the-shelf non-proprietary components in order to ensure that the customer is not tied into one supplier. When off-the-shelf components are not available or they are not compatible with each other we may choose to design software/hardware to provide compatibility.

Customization, software development, interfaces:

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

System integration, installation, project management:

Once we determine that the project has passed through the Consulting/Audit, Design/Engineering and Customization/Software interfacing stage (if required) we can start the implementation of system. During this stage, we provide the following:

•	Detailed schedule of integration
•	Component list and assign labor
•	Officially assign project to one of our project managers
•	Production department starts procurement schedules
•	Construction draw date schedules
•	Progress billings and schedule site visits for quality control
•	Test final terminations and technology components in-house in order to avoid product failure on site
•	Hardware/software and network integration
•	Validation and testing
•	Final sign off and pass over to service department

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

System training, technical support, maintenance:

When a project has been completed through system integration, the customer is provided with a complete training program. We train the customer on how to use the system and also provide them manuals from manufacturers as well as training guides put together by us. Once the training is complete the system will go on line and there is a transfer process to the service department from the projects department. Ongoing technical support and maintenance are provided by our dedicated service team.

Ongoing maintenance, preventative maintenance and service, upgrades:

This is the final stage of our process and it is an ongoing stage. We provide various types of maintenance contracts, which are depending on the level of response required by the customer. We also provide a service plan suitable to the customer. If the customer does not require a service contract, we provide them service on an incident basis.

The entire six steps process continues for each customer. Once a project is complete, there are upgrades that are required and depending on the value of the upgrades, this may initiate a new project. During the entire stage the account manager is updated on the process. The account manager has regular meetings with the customer after a project is complete in order to work with the customer to help set budgets for the following years and also educate the customer on new products and technologies that may be available in the market.

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada. We may receive grants and tax credits for projects and product development if it qualifies for the program. The department develops new products and also enhances existing products. We have the capability to build various forms of hardware and software modules. Once a product is designed the underlying technologies are used on an ongoing basis to enhance future projects and also develop new products. This is one of the differentiating factors between our competitor and us. Our research and development expenses were approximately $302,000 in fiscal year 2005 and $220,000 in fiscal year 2004. Expenses include engineering salaries, costs of development tools and equipment. None of the expenses were borne directly by customers.

Warranties and Maintenance

We offer maintenance and service on all our products, including parts and labor, which range from one year to six years depending upon the type of product concerned and the type of contract signed by the customers. In addition, we provide a one-year warranty on equipment and 90 days on labor for all installation projects completed by the company. We receive the same period of warranty on equipment from other suppliers.

On non-warranty items, we perform repair services for our products sold at our head office in Ontario, Canada or at customer locations. For the years ended December 31, 2005 and 2004, our revenue from service and maintenance were $1,296,000 and $1,011,000 respectively. For the years ended December 31, 2005 and 2004, the percentage of our revenues attributable to service and maintenance were 14.9% and 12.0%, respectively.

Marketing

Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes, referrals and direct sales calls. Our marketing plan is derived with the input from all our account managers and senior management. Our plan is to grow vertically within targeted markets where we have a superior level of expertise. Our marketing is very target specific. We market within our four key markets i.e. Government, Education, Healthcare, and Retail. We also find niche markets where our technologies can provide effective solutions to the customer. Some of our marketing activities include:

•	Trade Shows
•	Mailers
•	Direct sales calls
•	Web promotions
•	Seminars
•	Collaborations with manufacturers
•	Collaborations with consultants and architects

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

We are evaluating several opportunities to expand our operations via joint ventures and partnerships with regional and international companies that can provide us with an additional expertise and expanded presence. In addition we are evaluating the possibility of acquisition of similar businesses and expansion of our operations.

Customers

We provide our products and services to customers in four key markets:

•	Government

•	Healthcare
•	Education
•	Retail

We also provide our products and services to various other sectors including corporate facilities, mining, entertainment and the automobile industry through direct sales to end-users and through subcontracting agreements.

The table below sets forth the approximate percentage of aggregate revenues from each of our largest customers/end-users for the year ended December 31, 2005 and 2004.

	Year Ended December 31, 2005	Year Ended December 31, 2004
BCC Interiors Inc.	8.5%	3.0%
Loblaws Companies Ltd.	7.0%	21.5%
Cloke-Kirby	6.5%	3.4%
Ameresco Canada	5.3%	0.5%
Phazer Electric	5.1%	0.1%
SNC Profac	4.2%	2.2%
Ellis Don Corporation	4.0%	0.1%
World Wide Electric	3.0%	2.3%
Ontario Realty Corporation	2.7%	-%

As reflected in the above table, from period to period the revenue mix among our customers shifts and changes.

Backlog

Our backlog consists of written purchase orders and contracts, we have received for product deliveries and engineering services which we expect to deliver or complete within 12 months. All of these orders and contracts are subject to cancellation at any time. As of December 31, 2005, our backlog was approximately $1,000,000.

Competition

The security industry is highly fragmented and competitive. We compete with a number of different companies regionally and nationally. We have various different types of competitors including consultants, integrators, and engineering and design firms. Our main competitors include Siemens, ADT, Simplex, Intercon, and Diebold. Many of our competitors may have greater name recognition and financial resources than we do, however we believe that we have a well-respected name when it comes to quality and technical expertise. Our competitors also include equipment manufacturers and vendors that also provide security services. We may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by us. We cannot assure that we will be able to compete successfully in the future against existing or potential competitors.

Employees

As of December 31, 2005, we had 60 full time employees including our officers, of whom 39 were engaged in systems installation and repair services, 12 in administration and financial control and 5 in marketing and sales.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

The design and implementation of our equipment and the installation of our systems require substantial technical capabilities in many different disciplines from computer science to electronics with advanced hardware and software development. As a company, we encourage and provide training for new and existing technical personnel. In addition we conduct training courses and also send our technical persons to various technical courses offered by manufacturers of various products. We have various incentive programs for our employees to improve their skills within all departments. These include reimbursements for training fees and raises based on skill sets.

Business-Broadband deployment and provisioning services

We operate through our subsidiary Cancable Inc., located in Ontario, Canada to provision the deployment of broadband services. Cancable Inc. was a subsequent acquisition.

Cancable Inc. (“Cancable”) is a growing, Canadian based leader in the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

Cancable has a long history as a field services organization. It has been successful in developing long-term relationships with its clients and is highly regarded in the industry for quality as evidenced by its status as the largest service provider to Rogers Cable Inc. (www.rogers.com), Canada’s largest cable company and the exclusive supplier to Cogeco Cable Inc. in the Windsor, Ontario area. Cancable’s central appeal to its customers is its ability to deliver its quality services and at a cost which they cannot match internally.

With a staff of over 300 employees Cancable has established itself as a growing market leader with an excellent platform for growth. Cancable believes that there is a large and growing market for its services and the demand for its services is growing as:

•	The increase in popularity of the Internet and in the complexity of Internet sites has increased demand for high-speed Internet access from both residential and commercial consumers.

•
Technological advances, including the shift from an analog to a digital network environment and the ability to leverage existing network infrastructure to deploy high-speed services such as IP networking technologies, have accelerated the availability of advanced services such as digital video and high-speed Internet access.

•
Cable and telecommunications service providers have made significant investments to build and upgrade their wired and wireless networks, creating a substantial opportunity to deliver advanced services to commercial and residential consumers.

•
End-users increasingly demand access to integrated video, voice and data services, advanced set top boxes, high-speed digital modems, telephone lines, voice mail, computer networks, video conferencing and other technologies. Cancable’s clients must rapidly deploy these technologies in order to maximize their revenue per end-user, realize a return on their investments and maintain or gain competitive advantages.

•
The availability of multiple choices for end-users to receive advanced services has led broadband service providers increasingly to focus on end-user satisfaction to control turnover and to rely on technology enabling companies for some of their non-core activities, such as installation, integration, fulfillment, maintenance, warranty and support services.

Senior Management

Proven team with over 70 years of cable TV, contracting/technical deployment and support experience.

Ross Jepson, President and CEO, has successfully completed a number of senior executive assignments in the cable and telecommunications sector since 1985. He was appointed President and CEO in January 2003 after serving one year as the EVP, Operations. In addition to having led the purchase and sale of numerous companies during his executive career, he is also deeply experienced in sales, marketing, operations and new business development.

Mark Thompson, MBA (Finance & Human Resources) VP, Fin & Admin, joined Cancable in November 2004, bringing over 10 years of Finance and Consulting experience in entrepreneurial, high growth and turnaround situations. He has held senior roles in the high-tech, distribution and financial services industries. Mr. Thompson is responsible for all Finance, Accounting, IS-IT, and Human Resources functions for Cancable.

Paul Mease, P. Eng., MBA, VP, Operations, joined Cancable in August 2005, bringing nine years of executive and general management experience in operations and field service management in the utilities and cable sectors.

Cheryl Lewis, Director, DependableIT, began her career at Cancable in 1998 managing the dispatch group and building the original team of technicians. Ms. Lewis later assumed responsibility for the DependableIT division, a call centre managing all incoming tech support calls and sales leads, as well as on-site technicians resolving computer support issues.

Karen Van Luven, B. Comm, CHIRP, Director of Human Resources, 15 years of Senior Human Resources management experience.

Lori Porkolab, BA, Controller, has been with Cancable for over six years with responsibility for the Financial Statements and General Ledger of the Corporation. In addition, she supervises the accounts payable, accounts receivable and payroll functions of Cancable. Ms. Porkolab is an Accounting graduate and is currently enrolled in the final level of the Certified General Accountant program.

Jordon Dankowich, Manager, Business Intelligence, has been with Cancable for over 7 years in Operational, Business Development, and IS/IT roles. Mr. Dankowich and his team of Programmers, support the day-to-day operations of the business with Cancable’s proprietary operating system.

Don Hinds, District Manager (West) has over 15 years experience with both cable TV contractors and cable TV operators, in both Canada and the U.S. Mr. Hinds manages a team of 4 Regional Managers and approximately 90 field technicians.

Mansoor Khan, District Manager (East), has been with Cancable for over six years. He has a strong background in computer and other communications technology and his responsibilities have grown along with Cancable. He currently manages a team of 4 Regional Managers and approximately 90 field technicians.

Key Client Relationships

Cancable has two main customer relationships, of which Rogers Cable Inc. is the most significant.

Rogers Cable Inc.

Rogers Cable Inc. is Cancable’s largest customer employing approximately 185 field technicians (Mississauga Primary contractor with 85, Scarborough Primary with 60, Toronto Secondary with 40) as of July 2005. In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity down from 22 three years ago. Over the past two years as a result of the vendor consolidation and its top rated performance, Cancable has emerged as Rogers’ primary contractor in the Greater Toronto Area with a 33% share of completed work orders, a share that exceeds its nearest competitor by a margin of more than 2-to-1.

In addition to installation and service work, Cancable has finalized a new three years agreement that extends the types of services it will be performing. As evidence of Rogers growing dependency on Cancable, Rogers has requested that Cancable supplement its Tier 2 and Tier 3 customer service programs, something that is presently handled only by Rogers personnel. In this service a call is hot transferred from Rogers customer service department after they have determined that it is not a Rogers cable related problem directly to DependableIT, Cancable’s branded technical support centre. DependableIT’s remote diagnostic tools provide it with a complete situational review of the customer’s site. In these instances, the charge is billed to the customer’s credit card before assistance is provided. With the Tier 3 service a field service visit is required and a Cancable technician is dispatched to the customer’s location with rates charged on an hourly basis for residential and commercial customer. Again, this service is presently provided by Rogers personnel only.

Cogeco Cable Inc.

Cancable’s current field supporting work with Cogeco is limited to the Windsor, Ontario area when, in November 2003, Cancable assumed exclusive responsibility for all Cogeco-related installation activity. Cancable is currently in discussions on a new two-year contract. Under this contract, Cancable’s 20 technicians will be co-located in Cogeco’s facility and the current residential install business is being expanded to include commercial work including all Cogeco commercial Internet sales and technical calls. DependableIT via a dedicated communications network will charge a per call fee for support, and most significantly, earn commission on services sold. In addition the service offering is expanding into Tier 2 service - residential, similar to that currently being provided to Rogers.

The Contract Field Technical Support Industry

Overview

In 2004, the cable television industry in Canada served 9.3 million homes of which 2.3 million were subscribers to digital cable. While Direct to Home satellite service providers have penetrated the video market, cable operators continue to maintain an overall 77% market share.

A significant development for both cable and telecom companies has been the acceptance of the internet as a mass medium for commerce and communications involving both residential and commercial consumers. A recent reported stated that as of 2004 44% of Canadian homes were connected to high-speed Internet services. Approximately 2.3 million homes connect via cable vs. 1.9 million connected via telco providers.

At present, Cancable’s management believes that there are approximately 25 providers of contract field technical support serving the Ontario cable television market. Management also believes that this number will be markedly reduced in the near future as evidenced by the vendor consolidation initiative recently completed by Rogers. Management believes that its cable television clients who operate in multiple geographic markets will prefer to align themselves with larger technology enablers, like Cancable, who are able to deploy consistent service on a wider scale and have the expertise and resources to deploy and maintain increasingly complex technologies.

Accordingly, management believes that its target market presents substantial growth opportunities due to:

•
the increasingly competitive landscape in the areas of video, Internet and telecom delivery which is requiring cable operators to increase their commitment to quality customer service and an insistence that providers of outsourced technical support adhere to strict quality standards;

•	a drive for cost reductions on the part of the cable operators, caused by price competition due to “bundling” strategies by them and their competitors;

•	the increasing demand by residential and commercial consumers for advanced broadband services such as high-speed Internet access, digital video and telephony;

•	the need to satisfy the demand for emerging broadband communications technologies such as Web-based video conferencing;

•	virtual private networks, which are networks run over the Internet that provide privacy to the network users;

•	Voice-over-IP (VoIP), which will allow simultaneous two-way voice communication with high-speed data transmission over broadband; and

•
the availability of multiple choices for consumers to receive these advanced services, which has led to intensifying competition for subscribers and an increased focus among BSPs on consumer satisfaction, and the need for BSPs to rapidly deploy technology and equipment capable of delivering advanced services to residential and commercial consumers to realize a return on the significant investments they have made to build and upgrade their networks.

Over the next three years Cancable’s management expects to see its industry change significantly for the following reasons:

Increasing Technological Complexity

Each of Cancable’s target market segments is experiencing rapid changes in technology. The convergence of previously separate technologies has produced newer, more complex technologies, such as bundled video, voice and data services. Delivering these services require more highly trained technicians, cross-trained in several technologies, to provide installation, integration, fulfillment, and long-term maintenance and support services than in the past. For example:

•
Cable Internet access. High-speed Internet access requires that cable system operators provide initial installation and testing as well as on-going maintenance and support of new technologies, such as cable modems and network cards.

•
VOIP. Cable operators are already in the process of utilizing their networks for the provision of local telephony. This area represents a potentially significant source of incremental activity for Cancable.

•
Convergence of video and telecom services. Increasingly, traditional telecom carriers are entering the field of entertainment and data delivery, either through strategic investments in alternate technologies (see Direct Broadcast Satellite below) or adaptation of the existing telecom infrastructure.

•
Direct to home Satellite. Programming services require installation of a satellite receiving antenna or dish and a digital receiver at the consumer premises. In order to facilitate high-speed Internet access, additional coordination is required between the satellite technologies and the standard telephone line modem connections that handle outbound communications from the consumer. Although certain DTH equipment may be installed by the consumer, there is a growing trend toward professional installation of satellite equipment.

•
Premise networking. Premise networking requires installation, certification and maintenance of high-speed data networks, including LANs/WANs, client/server networks, and video, audio and security networks meeting stringent industry requirements. Substantial resources must be committed to train and retain field technicians in the new technologies. Cancable believes that these increasing knowledge and training requirements present a significant competitive advantage for larger, well-capitalized enabling companies, and provide additional motivation for BSPs to rely on independent technology enablers thereby avoiding costly investments in internal service and fulfillment infrastructures.

Increased Reliance by BSPs on outsourcing

Technological advances and deregulation in the cable, telecommunications, satellite and wireless, and premise networking industries have provided residential and commercial consumers with multiple choices for receiving advanced services. The escalating competition for end-users has increased competitive pressures on BSPs, which is requiring them to focus more on consumer satisfaction. The providers' need to rapidly upgrade and expand existing systems, as a result of increased competition and growing demand for advanced services, should lead to a continued increase in the level of reliance on independent technology enablers for non-core activities, such as installation, integration, fulfillment, and long-term maintenance, warranty and support services. Management anticipates that BSPs will increase their reliance on independent technology enablers like Cancable to the extent that the enablers provide services that are of a higher quality and more cost efficient than existing, in-house infrastructure, in the same way that providers historically have relied on outside sources for other ancillary functions, such as design and manufacture of consumer premise equipment. Many emerging BSPs, such as DSL and DTH providers, often enter new markets where they have little or no local presence and limited resources to meet the growing demand for their advanced video, voice and data services. These providers typically have no in-house service infrastructure. Cancable believes these BSPs will continue to rely on independent technology enablers to meet their installation and maintenance needs. Cancable believes there will be an increased need for higher value-added services as the broadband industry continues to evolve and recurring upgrades and value-added improvements become more significant. Historically, large corporations with internal information technology departments have been primary users for such applications. However, the rapidly growing demand for such applications from small to medium-sized businesses and residential end-users, which do not have internal deployment and maintenance capabilities, presents additional growth opportunities for independent technology enablers like Cancable.

Emergence of Preferred Providers of Technology Enabling Services

Cancable believes that because of the increasing geographic scope of and complexity of technology deployed by BSPs, there is a growing trend towards a long-term, strategic alliances with technology enabling companies in contrast to the historic, contractual project-by-project arrangements. Cancable believes that its industry is highly fragmented and characterized by smaller, privately held companies that offer a limited range of industry-specific services to a small number of clients in concentrated geographic areas. In Cancable’s experience, BSPs in its target markets who rely on technology enabling companies prefer to align themselves with larger, better capitalized companies which:

•	have the expertise and resources to deploy and maintain increasingly complex technologies over large networks;

•	consistently deliver high quality service;

•	provide regional coverage and have the capacity to work on multiple projects simultaneously; and

•	have the ability and willingness to invest in infrastructure to enhance the deployment and maintenance of the advanced technologies demanded by residential and commercial customers.

Industry Trends Specific to the Contract Field Technical Support Industry

•
Competition at the client level. Some of Cancable’s customers are in a monopoly industrial environment. Today, these customers are faced with increasing competition in which is forcing them to adapt the new reality. Part of this adaptation includes taking an in-depth review of their internal cost structure to determine which services must be performed by employees and which should be contracted out, at lower cost.

•
Consolidation at the client level.  The cable television industry in particular has been undergoing a trend towards consolidation for many years. This trend has resulted in changes in the manner in which services are contracted for and has changed the relationship between client and service provider. Relationships today are driven less determined by personal contacts and more by professional qualifications. Also important are the service provider’s ability to provide a service level that is uniform across its work force and to integrate its management and reporting systems with those of the client.

•
Trend towards contracting out. The above two drivers are causing cable television and telecommunications service providers to move increasingly towards contracting out services that are perceived to be non-core but which are manageable through sophisticated systems and a high level of integration between their own internal systems and those of the support provider. While not a current client of Cancable, Bell Canada is leading the trend in this area with almost all of its field service activities contracted out. Cancable believes that its two largest clients, Rogers Cable and Cogeco Cable, contract out approximately two-thirds of their field installation and service call work. Cancable expects that this percentage will continue to increase and that the outsourcing trend will spread to these clients’ other field activities that are currently not outsourced.

•
Consolidation among service providers. As an adjunct to consolidation at the client level, larger clients want to increase efficiency by reducing the number of vendors in each area. This trend tends to favor those service providers that are able to scale up to the demands of increased volumes and are able to meet the system integration requirements of the client.

RISK FACTORS

Described below are the material risks that we face. Our business, operating results or financial condition could be materially adversely affected by, and the trading price of our common stock could decline due to, any of these risks.

Risk factors of the Company

Competitive pressure from larger firms:

The security industry is highly competitive. The Company competes with a number of large international firms, which have more extensive resources than the Company does. In addition, these competitors may have greater brand recognition, proprietary technologies and superior purchasing power as well as other competitive advantages.

Risks associated with budget constraints and cut back of customer spending:

The Company is dependent on large institutional and commercial customers and their budgets. If there are cut backs in budgets by its customers it will adversely impact the revenues of the Company.

Risks associated with possible delays of construction schedules:

The Company has contracted to provide security systems to a number of new buildings and delays in construction of these buildings could potentially delay revenues being realized.

Supplier product failures:

The Company does not currently manufacture its own products and it must purchase products from others. It could adversely impact the Company’s relationships with its customers if there are delays in receiving products from suppliers or if there are defects in these products.

Contracts with government agencies may not be renewed or funded:

Contracts with government agencies accounts for some of our revenues. Many of these contracts are subject to annual review and renewal by the agencies and may be terminated at any time or on short notice. Each government contract is only valid if the agency appropriates enough funds for such contracts. Accordingly, we might fail to derive any revenue from sales to government agencies under a contract in any given future period. In addition, if government agencies fail to renew or terminate any of these contracts, it would adversely affect our business and results of operations.

We have a small number of customers from which we receive a large portion of our sales. A single customer accounted for more than ten percent of total sales for the years ended December 31, 2003 and 2004. Our experience has been that some of these substantial customers will be a source of significant sales in the succeeding year and some will not. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of sales. There can be no assurance that we will continue to be able to do so.

Key personnel losses:

Competition for highly qualified technical personnel is intense and we may not be successful in attracting and retaining the necessary personnel, which would limit the rate at which we can develop products and generate sales. In particular, the departure of any of our senior management members or other key personnel could harm our business.

Intellectual property protection risks:

Our intellectual property might not be protected. Despite our precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. If we fail to protect and preserve our intellectual property, we may lose an important competitive advantage. In addition, we may from time to time be served with claims from third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we were precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense or divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is resolved in our favor. A successful claim against us, coupled with our failure to develop or license a substitute technology, could cause our business, financial condition and results of operations to be adversely affected.

We may not be able to increase our bonding

We may not be able to increase our bonding and, therefore, we may not be able to pursue larger projects as a primary contractor.

Fluctuation in quarterly results:

Our quarterly results have varied over the past few years and will likely continue to do so. The results will vary based on the timing of the projects, construction schedules and customer budgets. Such fluctuations may contribute to volatility in the market price for our stock.

Lengthy sales cycle:

The sale of our products and services frequently involves a significant commitment of resources to evaluate and propose a project. The approval process for our proposals usually involves multiple departments within our clients and may take several months. Accordingly the length of recording and processing time , a sale can take a prolonged period of time.

We may not be able to successfully make acquisitions or form partnerships as a means of fostering our growth:

Our growth strategy involves successfully acquiring companies that will add value to our firm and also build partnerships with companies who can complement our core competencies. We may not be successful in identifying or consummating transactions with such companies.

Continued need for additional financing:

To implement our growth plan, we may need additional financing. We will need additional financing upon any of the following events:

•	Changes in operating plans
•	Lower than anticipated sales
•	Increased costs of expansion
•	Increase in competition relating to decrease in price
•	Increased operating costs
•	Potential acquisitions

Additional financing may not be available on commercially reasonable terms or may not be available at all.

We have issued a substantial number of warrants, options and other convertible securities, which may cause the trading price of our securities to decline and may limit our ability to raise capital from other sources:

As of December 31, 2005, there were 4,302,500 shares of common stock issuable upon the exercise of warrants. As of that date, there also were 4,500,000 shares of common stock issuable upon conversion of a certain $4.5 million convertible term note, 1,000,000 shares of common stock issuable upon conversion of the currently outstanding principal amount of a certain revolving note and 299,997 shares issuable upon the exercise of options. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term note or revolving notes and as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus, such as under the Secured Revolving Note, or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or certain additional share issuances at prices below the then effective exercise or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants, options and convertible promissory notes.

Because our directors own approximately 87% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders:

Our directors own approximately 87% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues:

A portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position:

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on our $4.5 million principal amount of convertible notes are approximately $1,100,000, $3,400,000 in 2006 and 2007, respectively. In addition, since November 1, 2004, interest on the convertible notes is payable on a monthly basis. Moreover, all customer deposits received must be applied to repay our revolving loans from Laurus. In addition, we have a series of other notes payable totaling $1,672,414 as at December 31, 2005. The annual principal repayment is approximately $143,678 and $28,736 in 2006 and 2007, respectively. The $1,500,000 promissory note included in other notes payable, which were issued by AC Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The convertible notes and revolving loans are secured by all assets of the Company. Interest on convertible notes and revolving loans may be settled in cash or by issuing common stock. However, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt. In any liquidation of the Company, the holders of the Company’s debt (including The Burns Trust and The Navaratnam Trust) would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

There is no active trading market in our securities:

Although the Company’s common stock is quoted on the NASD OTC Bulletin Board, there is no active trading in the stock. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of the Company’s stock may be highly volatile.

Penny Stock regulations apply to our securities:

The Company’s securities are subject to the “penny” stock regulation of Rule 15g-9 of the Securities Exchange Act of 1934. Rule 15g-9 of the Exchange Act is commonly referred to as the “penny stock” rule and imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. A penny stock is any equity security with a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 of the Exchange Act provides that any equity security is considered a penny stock unless that security is: registered and traded on a national securities exchange and meets specified criteria set forth by the SEC; authorized for quotation in the National Association of Securities Dealers’ Automated Quotation System; issued by a registered investment company; issued with a price of five dollars or more; or issued by an issuer with net tangible assets in excess of $2,000,000. This rule may affect the ability of broker-dealers to sell the Company’s securities.

For transactions covered by Rule 15g-9, a broker-dealer must furnish to all investors in penny stocks a risk disclosure document, make a special suitability determination of the purchaser, and receive the purchaser’s written agreement to the transaction prior to the sale. In order to approve a person’s account for transactions in penny stocks, the broker-dealer must (i) obtain information concerning the person’s financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information that transactions in penny stocks are suitable for the person and that the person has sufficient knowledge and experience in financial matters to reasonably be expected to evaluate the transactions in penny stocks; and (iii) deliver to the person a written statement setting forth the basis on which the broker-dealer made the determination of suitability stating that it is unlawful to effect a transaction in a designated security subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received a written agreement from the person prior to the transaction. Such written statement from the broker-dealer must also set forth, in highlighted format immediately preceding the customer signature line, that the broker-dealer is required to provide the person with the written statement and the person should sign and return the written statement to the broker-dealer only if it accurately reflects the person’s financial situation, investment experience and investment objectives.

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A CCPC is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, the corporation would lose its status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. At this point, AC Technical is entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During fiscal 2005, this extra 21.5% totaled approximately $100,000.

Risk factors of Cancable

Loss of Key Clients

Cancable currently derives a significant portion of its revenues from a limited number of clients. For the fiscal year ended November 30, 2004, Rogers Cable TV Limited accounted for approximately 79% of Cancable’s revenues. The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. Cancable’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice. As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period. A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business. If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

Decline in the Growth of the Cable and Telecom Industries

The broadband communications industry has experienced a high rate of growth. If the rate of growth slows, and broadband service providers reduce their capital investments in upgrades or expansion of their systems, Cancable’s clients may not require the same volume of services from Cancable and it may not be able to execute its growth strategy. In that case, Cancable’s profitability and its prospects could be adversely affected.

Decreased Reliance by Clients on Independent Contract Field Technical Support Suppliers

Cancable’s success is dependent on the continued reliance by BSPs on independent companies like Cancable for performance of their installation, integration, fulfillment, and long- term maintenance and support services. If these providers elect to perform these services by themselves, its revenues may decline and Cancable’s business could be harmed.

Consolidation of Broadband Service Providers

The cable, telecommunications, satellite and wireless industries could experience significant consolidation activity. In addition, the consolidation of Cancable’s clients could have the effect of reducing the number of its current or potential clients, which could result in Cancable’s dependence on a smaller number of clients.

Reduced Customer Demand Due to New Technologies

Cancable’s industry is subject to rapid changes in technology. Existing technologies for transmission of video, voice and data are subject to potential displacement by various new technologies. New technologies may be developed that allow broadband service providers to deliver their services to consumers without a significant upgrade of their existing systems. Furthermore, new technologies may be developed that enable consumers to perform more easily their own installation and maintenance of the equipment required for the delivery of these services at their premises.

Rapid Technological Changes

Cancable will need to be able to enhance its current service offerings to keep pace with technological developments and to address increasingly sophisticated client needs. Cancable may not be successful in developing and marketing service offerings that respond to technological advances in a timely manner, and its services may not adequately or competitively address the needs of the changing marketplace. If Cancable is not successful in responding in a timely manner to technological changes, market conditions and industry developments, it may lose current clients or be unable to obtain new clients and its business, prospects, operating results and financial condition could suffer.

Competition

Cancable’s industry is fragmented and highly competitive. Accordingly, it cannot be assured of being able to maintain or enhance its competitive position. Historically, there have been relatively few barriers to entry into the markets in which Cancable operates. As a result, any organization that has adequate financial resources and access to technical expertise may become one of its competitors. Competition in the industry depends on a number of factors, including price. Cancable’s competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than it can. Cancable also faces competition from the in-house service organizations of its existing or prospective clients, which often employ personnel who perform some of the same types of services as it does. If Cancable is unable to maintain or enhance its competitive position, its business, prospects, operating results and financial condition may suffer materially.

Ability To Attract and Retain Qualified Employees

Cancable’s ability to provide high-quality services on a timely basis requires that it employs an adequate number of field technicians. Accordingly, its ability to meet the demand for its services will be limited by Cancable’s ability to attract, train and retain skilled personnel. Cancable’s industry is characterized by highly competitive labor markets and, like many of its competitors, historically Cancable has experienced high rates of employee turnover. Furthermore, its labor expenses may increase as a result of a shortage in the supply of skilled personnel and its efforts to improve its employee retention, which could adversely impact its profitability. Cancable cannot be certain that it will be able to improve its employee retention rates or maintain an adequate skilled labor force necessary to operate efficiently and to support its growth strategy. Failure to do so could impair its ability to operate efficiently and maintain its reputation for high quality service. This could also impair Cancable’s ability to retain current clients and attract new clients that could cause its financial performance to decline.

Mismatch of Staffing Levels and Contract Requirements

Since Cancable’s business is driven by large, and sometimes multi-year contracts, Cancable forecasts its personnel needs for future projected business. If Cancable increases its staffing levels in anticipation of a project of which is subsequently delayed, reduced or terminated, it may underutilize these additional personnel, which would increase its expenses and could harm its business.

Senior Management Team Retention

Cancable’s success is substantially dependent upon the retention of, and the continued performance by, its senior management and other key employees, including key employees of companies that it may acquire in the future. If any member of Cancable’s senior management team becomes unable or unwilling to participate in its business and operations and it is not able to replace them in a timely manner, its business could suffer. Cancable does not maintain "key man" life insurance policies on any member of its senior management or any of its key employees.

Capital Requirements

Cancable may require additional financing, including access to a bank operating line and lease financing for vehicles, to fully implement its business strategy in a timely manner. Cancable’s future requirements will depend on many factors, including continued progress in its client development and expansion programs. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms. If such funding is not available, Cancable may be forced to reduce or eliminate expenditures for further development of its proposed new initiatives and contemplated acquisitions. There can be no assurance that Cancable will be able raise additional capital if its capital resources are exhausted. Cancable’s ability to arrange such financing in the future will depend in part upon prevailing capital market conditions as well as its business performance. Failure to obtain such financing could delay implementation of Cancable’s strategy and could have a material adverse effect on its ability to successfully develop its business. Such financing, if available, could result in dilution to existing shareholders.

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

On February 8, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $10,000 for goods purchased during the year.

On February 16, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $70,000 for goods purchased during the year.

On February 24, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $10,000 for goods purchased during the year.

There are no other legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 The Company’s common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS”. At December 31, 2005, the bid price was $0.34 per share and the ask price was $0.45 per share. The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule. See “Risk Factors—Penny Stock.” The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2004	$.05	$.05
June 30, 2004	$.05	$.05
September 30, 2004	$.05	$.05
December 31, 2004	$.05	$0.83
March 31, 2005	$1.03	$1.56
June 30, 2005	$0.70	$1.65
September 30, 2005	$0.51	$1.42
December 31, 2005	$0.32	$0.93

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

As of December 31, 2005 there were 256 beneficial holders of the Company’s Common Stock. The Company has 32,101,716 issued and outstanding shares of Common Stock.

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

On September 30, 2004 the shareholders (The Burns Trust and The Navaratnam Trust) of A.C. Technical Systems Ltd., an Ontario corporation, entered into a series of transactions to acquire a controlling stock interest in Creative Vistas. On September 30, 2004, pursuant to a Common Stock Purchase Agreement with Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan, Sayan Navaratnam, Dominic Burns, Randy Stern and Malar Trust, Inc. purchased 28,500,000 shares of Creative Vistas, Inc.’s common stock from Miller Capital Corporation and Tudor Investments LTD Profit Sharing Plan for cash consideration of $300,000. Immediately prior to this purchase, there were 1,500,000 shares of Creative Vistas, Inc. common stock outstanding, which remained outstanding and were retained by the pre-existing stockholders of Creative Vistas, Inc.

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

On September 20, 2005, we incorporated a new Ontario Company, Iview Digital Video Solutions Inc. (“Iview DSI”). Iview DSI is to focus on providing video surveillance products and technologies to the market.

Subsequent to fiscal year ended 2005, the Company entered into an agreement, through its wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. (“Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc., an Ontario corporation (“Cancable”). To finance the acquisition, also on December 31, 2005, subsidiaries of the Company entered into a loan agreement with Laurus Master Fund, Ltd. (“Laurus”) to which the Company became a guarantor.

The Company, Cancable, Holding, Covington Capital Corporation (“Covington”) and BMO Capital Corporation (“BMO”) entered into a Stock Purchase Agreement for the purchase by Holding of all the issued and outstanding shares of capital stock and any other equity interests of Cancable.

Cancable and Holding entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Note”) in the amount of Six Million Eight Hundred Sixty Five Thousand Dollars ($6,865,000) and Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Holding (up to 49% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company and its subsidiaries. The principal amount of the Note bears interest at the prime rate plus one and three quarters percent with a minimum rate of seven percent. Cancable and Holding have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

On February 13, 2006, the Company and its subsidiaries, Iview Holding Corp., a newly formed Delaware corporation and direct subsidiary of the Company (“Holding”), and Iview Digital Video Solutions Inc. (“Iview”), entered into a series of agreements with Laurus Master Fund Ltd. (“Laurus”) pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000), Iview issued to Laurus a secured term note (the “Iview Note”) in the amount of Two Million Dollars ($2,000,000), the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries: A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Holding, Iview, Cancable Holding Corp., Cancable and Cancable, Inc.

The current corporate structure is as follows:

Results of Operations

Comparison of Year Ended December 31, 2005
to Year Ended December 31, 2004

No financial statements are presented for the shell company, Creative Vistas, Inc., prior to the business acquisition and leverage buyout transactions because, prior to the September 30, 2004 transaction, its assets and results were immaterial. Prior to September 30, 2004 Creative Vistas refers to the shell company. Additionally, we did not include any discussion relating to the Companies acquired or formed after the fiscal year ended December 31, 2005. As a result, the financial statements of Cancable Holding Corp., Cancable Inc., Cancable, Inc. and Iview Holding Corp. were not included in the accompany consolidated financial statements for the year ended December 31, 2005 and 2004.

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

Sales: Sales for fiscal 2005 totaled $8,718,000 representing an increase of 3.1% from the 2004 fiscal year. The increase represents a 28.2% increase in service revenue offset in part by a 0.3% decrease in contract revenue. Our contract revenue decreased by 0.3%, which was mainly due to project and constructions delays. In addition, contract revenue from one of our major customers decreased from $1,800,000 in 2004 to $559,000 in 2005. Fiscal 2004’s revenue was higher as this customer had a greater number of stores that required security systems and the numbers of contracts received from this customer were reduced in 2005. The decrease in revenue of this customer was offset by the increase in number of new contracts received during the year. The increase in service revenue primarily represents the cumulative effect of the growth in service contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the twelve months ended December 31, 2005 decreased to $5,831,600 or 66.9% of revenues from $5,883,800 or 69.6% of revenues, for the twelve months ended December 31, 2004. The decrease was mainly due to the decrease in material cost to $3,897,900 or 45.7% of revenues in fiscal 2005 from $4,082,900 or 48.5% in fiscal 2004. The decrease in the cost of materials was mainly due to a decrease in contract revenue for which we required material. The percentage decrease in material costs was mainly due to the increase in service revenue for which we required less material. As a result, our gross margin increased. On the other hand, the labor and subcontractor cost decreased to $1,443,600 or 16.6% of revenues for fiscal 2005 from $1,756,400 or 20.9% of revenues for fiscal 2004. This reduction was attributable to our efficient integration/engineering capabilities, different product mix, more efficient labor utilization.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the twelve months ended December 31, 2005 increased to $4,032,700 or 46.2% of revenues for fiscal 2004 from $4,065,000 or 48.1% of revenues for fiscal 2004. The increase was mainly due to the following:

Project cost was $1,228,700 or 14.1% of revenue for fiscal 2005 compared to $1,403,000 or 16.6% for the same period of fiscal year 2004. Balance mainly includes the salaries and benefits of indirect staff and consulting fees amounting to $697,100 for fiscal 2005 compared to $771,000 for fiscal 2004. The decrease was mainly due to the decrease in number of headcount. Leasing cost of the automobile was approximately $167,900 for fiscal 2005 compared to $209,300 for fiscal 2004. Automobile insurance was decreased to $54,500 in fiscal 2005 from $74,000 in fiscal 2004. The decrease was mainly due to the decrease in number of vehicles used by the Company. Travel and gas expenses were $239,000 for fiscal 2005 compared to $199,800 for fiscal 2004. The increase was mainly due to the increase in travel by the staff.

Selling expenses were $743,000 or 8.5% of revenues for fiscal 2005 compared to $1,002,900 or 11.9% of revenues for fiscal 2004. Balance for the twelve months period ended December 31, 2005 is mainly comprised of salaries, commission and consulting fees to salespersons and the president of $589,300 compared to $726,300 for fiscal 2004. Decrease in the balance was mainly due to the decrease in number of salespersons from 7 as December 31, 2004 to 5 as at December 31, 2005. The advertising and promotion expenses were $62,900 for fiscal 2005 compared to $136,700 for fiscal 2004. The decrease was mainly due to a better control of the expenses.

General and administrative cost was $2,061,000 or 23.6% of revenues for fiscal 2005 compared to $1,659,600 or 19.6% for fiscal 2004. The balance for fiscal 2005 is comprised mainly of salaries and benefits to administrative staff of $507,600 compared to $507,200 for fiscal 2004. There was no material fluctuation between two fiscal years. Additionally, the research and development expense has increased by approximately for $100,000 for the current year. The professional fees were $380,000 for fiscal 2005 compared to $287,000 for fiscal 2004. The increase in professional fees was mainly due to the registration statements and other corporate matters. The investor relations fees were $366,000 compared to $27,000 for fiscal 2004.

Operating Income/Loss: The Company has a higher gross margin of 33% for fiscal 2005 compared to 30% for fiscal 2004. Our losses were mainly due to the large professional fees for the registration statements and the quarterly report and investor relations expenses.

Interest and Other Expenses or income: Net interest and other income for fiscal 2005 was $1,973,800 or 22.6% of revenues compared to net interest and other expenses $2,673,000 or 31.6% of the revenues for the same period of fiscal 2004. Balance is primarily comprised of the amortization of deferred charges amounting to $450,500 for fiscal 2005 compared to $125,400 for fiscal 2004. In addition,  total cash interest on convertible term notes and other notes payable was $668,000 for fiscal 2005 compared to $133,400 for fiscal 2004. The increase was mainly due to only three months interest in 2004 on term loans from Laurus, which started on September 30, 2004.  Also, there was non-cash interest related to amortization of embedded derivatives of approximately $1,600,000 included in interest for fiscal 2005. In addition, there were penalties in the amount of $137,000 to Laurus for failure of the Company to cause its registration statement registering the shares to be declared effective by the SEC on the required date. Laurus waived any liquated damages due and payable to Laurus and the Company issued 313,000 warrants to Laurus. The warrants were recorded at fair value by using the Black-Scholes option pricing model. (see Note 12 and Note 16). Also, there was net income of the movement of derivative financial instruments of $5,373,200 for fiscal 2005 compared to net expenses of $2,414,700 for fiscal 2004. The Company also wrote off the goodwill amounted to $503,900 in the current fiscal year.

Income taxes: There is no income tax provision for fiscal year 2005 which was mainly due to the Company’s losses for the period. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for fiscal 2005 was $827,600 compared to net loss of $4,014,800 for fiscal 2004. The income was mainly due to remeasurement of derivative instruments of $5,373,200 for fiscal 2005 and there were net expenses of $2,414,700 for fiscal 2004. The increase in income was offset by the amortization of deferred charges amounted to $450,500 compared to $125,400 for fiscal 2004. In addition, there were professional and investor relations expenses incurred due to public company expenses and also the additional interest expenses on long term debts.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2005, we had $532,700 in cash. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. The balance available under credit facilities was $329,000 as at December 31, 2005. During fiscal year 2006, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,096,000 for fiscal 2005. The changes in operating assets and liabilities resulted in net cash provided of $187,300, which included a $25,800 increase in accounts receivable, a $9,500 increase in inventory, a $8,500 increase in prepaid expenses, a $561,700 increase in accounts payable, a $157,000 increase in income taxes recoverable and a $173,600 decrease in deferred revenue.

Compared the balance sheet as at December 31, 2005 to December 31, 2004

Accounts Receivable

Our accounts receivable decreased to $2,620,000 as at December 31, 2005 from $2,641,000 as at December 31, 2004. Approximately 60% of the accounts receivable outstanding at December 31, 2005 were less than 90 days old. The Company will continue to accelerate the collection of accounts receivable in order to improve the cash flow of the Company.

Inventory

Inventory on hand at December 31, 2005 increased $9,500 compared to the balance as at December 31, 2004. The level of inventory remains consistent with the balance as at December 31, 2004 which was mainly due to the improvement of inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased approximately by $561,700 compared to the balance as at December 31, 2004 which was mainly due to the increase in purchases of material, in the last twelve months and the timing of payments to our suppliers. Total trade payable as at December 31, 2005 increased by approximately $361,000 compared to the balance as at December 31, 2004 and the accrued liabilities increased by approximately $187,000. The increase in accrued liabilities was mainly due to the increase in accrual of professional fees, interest and payroll with the amount of $50,000, $40,000 and $30,000 respectively. The increase in accrued liabilities was mainly due to the timing of payments.

Deferred Revenue

Deferred revenue decreased by $173,600 at December 31, 2005 compared to the balance as at December 31, 2004. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities. Net cash used in investing activities was $125,000 for the twelve months ended December 31, 2005 compared to $1,800,000 for the twelve months ended December 31, 2004. The balance for the twelve months ended 2005 was mainly due to the note receivable to dataBahn of $125,000. Last year balance was mainly due to the acquisition of A.C. Technical Systems Ltd. for cash payment of $1,800,000.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,486,800 for the twelve months ended December 31, 2005 compared to net cash provided of $4,162,700 for the twelve months ended December 31, 2005. The balance for the twelve months ended December 31, 2005 was mainly due to net cash received from the convertible term note financed from Laurus. Last year balance was higher as the net cash received from the convertible term note financed from Laurus was approximately $4,000,000.

We plan to adopt an incentive stock option plan in the second quarter of fiscal 2005. The terms of the inventive stock option plan are not yet known.

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

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:
a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 156 - ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’
This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

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

Accounts receivable allowances are determined using a combination of historical experience, current information and management judgment. Actual collections may differ from our estimates. A 10% increase in the accounts receivable allowance would increase bad debt expense by $20,000.

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

We derive revenues from contract revenue and services revenue, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for contract and services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Contract revenue consists of fees generated from installation of security systems. Services revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades. Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services, preventive maintenance and technical support fees for an initial period. The related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are provided.

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

The Company reviews the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. When the economic characteristic and risks of any embedded derivative instrument are not "clearly and closely" related to the risks of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option embedded has the risks associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt", bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt, bifurcation of the embedded conversion option may be required in certain circumstances. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

 If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

	Payments due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Convertible notes	$4,500,000	$1,100,000	$3,400,000	$-	$-	$-	$-
Other Notes Payable	172,414	143,678	28,736	-	-	-	-
Note payable to related parties	1,500,000	-	-	-	-	-	1,500,000
Operating leases	88,000	75,000	13,000	-	-	-	-
Commitments related to consulting agreements	2,509,600	547,900	598,600	652,200	710,900	-	-
	$8,770,014	$1,866,578	$4,040,336	$652,200	$710,900	$-	$1,500,000

The figures in the above table do not include interest costs.

Item 7.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

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

As described in Note 2b to the financial statements, the Company restated its consolidated financial statements for the period ended December 31, 2004 to reflect a change in the accounting for the convertible term note and warrants issued in connection with its financing transaction.

(signed) BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
March 9, 2005 (except for the impact of the restatement described in Note 2b which is as at April 7, 2006)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Creative Vistas, Inc.

We have audited the accompanying statement of operations of Creative Vistas, Inc. (referred to herein as the “Predecessor”) for the period from January 1, 2004 to September 29, 2004 and the related statements of stockholders’ equity (deficiency) and other comprehensive income and cash flows. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Predecessor operations and its cash flows for the period from January 1, 2004 to September 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2a to the financial statements, the Predecessor adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

(signed) BDO Dunwoody LLP

Chartered Accountants

Toronto, Ontario
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc

We have audited the accompanying consolidated balance sheet of Creative Vistas, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ deficiency and other comprehensive income (loss) and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2005, and results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has working capital and shareholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 31, 2006

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2005	2004
Assets
Current Assets
Cash and bank balances	$532,694	$377,677
Accounts receivable, net of allowance
for doubtful accounts $172,414 (2004-$33,333)	2,620,091	2,640,973
Income tax recoverable	501,966	326,834
Inventory	580,350	551,477
Prepaid expenses	31,354	120,990
Note receivable	93,744	-
Due from related parties	2,203	2,129
Total current assets	4,362,402	4,020,080
Property and equipment, net of depreciation	804,907	822,660
Note receivable	31,256	-
Goodwill	-	503,900
Restricted cash	-	1,250,000
Deferred financing costs, net	600,479	1,050,986
Customer list	3,952	8,334
Deferred income taxes	13,779	34,640
	$5,816,775	$7,690,600
Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities
Revolving credit facilities	$2,128,435	$2,459,576
Accounts payable	1,779,918	1,418,297
Accrued salaries and benefits	91,518	142,070
Accrued commodity taxes	172,371	130,217
Accrued liabilities	457,246	167,104
Deferred income	15,875	190,388
Deferred income taxes	3,803	24,997
Current portion of convertible notes	1,100,000	900,000
Current portion of other notes payable	143,678	107,823
Due to related parties	903	4,865
Total current liabilities	5,893,747	5,545,337
Convertible notes	1,171,499	2,320,330
Notes payable to related parties	1,500,000	1,500,000
Other notes payable	28,736	166,668
Due to related parties	199,025	192,391
Derivative financial instruments	328,280	3,672,743
	9,121,287	13,397,469
Shareholders' (Deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares
Issued
32,101,706 Common shares (2004-30,135,000)	-	-
Deferred compensation	(164,000)	-

Additional paid-in capital	(297,695)	(2,087,784)
Accumulated other comprehensive losses	(65,015)	(13,709)
Accumulated deficit	(2,777,802)	(3,605,376)
	(3,304,512)	(5,706,869)
	$5,816,775	$7,690,600

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ Equity (Deficiency)
December 31, 2003 to December 31, 2005

	Shares	Amount	Additional paid-in capital	Deferred Compensation	Accumulated retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity (deficiency)
Predecessor
Balance, December 31, 2003	30,000,000	$2	$-	$-	$409,380	$72,939	$482,321
Net loss	-	-	-	-	(765,653)	-	(765,653)
Translation adjustment	-	-	-	-	-	(27,038)	(27,038)
Balance, September 29, 2004	30,000,000	2	-	-	(356,273)	45,901	(310,370)
Successor
Continuing shareholders basis adjustment	-	(2)	(2,796,100)	-	-	-	(2,796,102)
Stock-based compensation to non-employees	135,000	-	149,000	-	-	-	149,000
Warrants related to financing	-	-	559,316	-	-	-	559,316
Net loss	-	-	-	-	(3,249,103)	-	(3,249,103)
Translation adjustment	-	-	-	-	-	(59,610)	(59,610)
Balance, December 31, 2004	30,135,000	-	(2,087,784)	-	(3,605,376)	(13,709)	(5,706,869)
Stock-based compensation to non-employees	592,500	-	374,000	(164,000)	-	-	210,000
Conversion of options	1,200,000	-	1,268,041	-	-	-	1,268,041
Conversion of note payable into shares	174,216	-	148,048	-	-	-	148,048
Net income	-	-	-	-	827,574	-	827,574
Translation adjustment	-	-	-	-	-	(51,306)	(51,306)
Balance, December 31, 2005	32,101,716	$-	$(297,695)	$(164,000)	$(2,777,802)	$(65,015)	$(3,304,512)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Operations

	Successor	Successor	Predecessor

	Period from January 1, 2005 to December 31, 2005	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004
Contract and service revenue
Contract	$7,421,696	$2,177,587	$5,268,773
Service	1,296,347	228,126	783,184
	8,718,043	2,405,713	6,051,957
Cost of sales
Contract	5,231,426	1,669,616	3,689,980
Service	600,195	105,620	418,563
	5,831,621	1,775,236	4,108,543
Gross margin	2,886,422	630,477	1,943,414
Operating expense
Project	1,228,657	314,835	1,087,741
Selling	742,966	269,756	733,138
General and administrative	2,061,066	601,439	1,058,142
	4,032,689	1,186,030	2,879,021
Income (loss) from operations	(1,146,267)	(555,553)	(935,607)
Interest expenses and other expenses (income)
Interest	2,307,270	109,869	23,550
Written off goodwill	503,900	-	-
Liquidated damages	137,703	-	-
Amortization of deferred charges	450,507	125,379	-
Derivative instruments	(5,373,221)	2,414,720	-
	(1,973,841)	2,649,968	23,550
Income (loss) before income taxes	827,574	(3,205,521)	(959,157)
Income taxes	-	43,582	(193,504)
Net income (loss)	827,574	(3,249,103)	(765,653)
Other comprehensive income (loss):
Foreign currency translation adjustment	(51,306)	(59,610)	(27,038)
Comprehensive income (loss)	$776,268	$(3,308,713)	$(792,691)
Basic weighted-average shares	30,945,604	30,014,753	30,000,000
Basic earnings (loss) per share	$0.02	$(0.11)	$(0.03)
Diluted earnings (loss) per share	$(0.06)	$(0.11)	$(0.03)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statement of Cash Flows

	Successor	Successor	Predecessor

	Period from January 1, 2005 to December 31, 2005	Period from September 30, 2004 to December 31, 2004	Period from January 1, 2004 to September 29, 2004

Cash provided by (used in)
Operating activities
Net income (loss)	$827,574	$(3,249,103)	$(765,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	44,215	13,640	37,589
Amortization of customer lists	4,476	1,025	2,823
Amortization of deferred financing cost	450,507	125,379	-
Derivative instruments and discount of embedded derivatives	(3,734,876)	2,414,720	-
Bad debt expenses	132,231	34,830	1,055
Deferred income taxes	-	74,538	(125,740)
Goodwill written off	503,900	-	-
Liquidated damages	137,703		-
Stock-based compensation expenses	351,038	185,058	-
Changes in non-cash working capital balance
Accounts receivable	(25,836)	(324,289)	(60,518)
Inventory	(9,448)	23,192	178,160
Prepaid expenses	(8,470)	4,991	(2,891)
Deferred income taxes	-	75,936	-
Accounts payable and other accrued liabilities	561,705	(386,102)	52,095
Deferred revenue	(173,595)	(167,798)	227,503
Income taxes payable	(157,090)	(249,642)	(105,043)
	(1,095,966)	(1,423,625)	(560,620)
Investing activities
Due from related parties	-	1,640	-
Purchase of property and equipment	-	-	(967)
Note receivable	(125,000)	-	-
Investment in subsidiary	-	(1,800,079)	-
	(125,000)	(1,798,439)	(967)
Financing activities
Increase in revolving credit facilities	232,736	1,334,719	394,729
Deferred financing costs	-	(751,289)	-
Due to related parties	(3,960)	5,182	(67,968)
Notes payable	-	-	248,006
Convertible notes	1,250,000	3,250,000	-
Repayment of mortgage principal	-	(237,463)	(13,180)
Exercise of options	8,041	-	-
	1,486,817	3,601,149	561,587

Effect of foreign exchange rate changes on cash	(110,834)	(1,408)	-
Net change in cash and cash equivalents	155,017	377,677	-
Cash and cash equivalents, beginning of year	377,677	-	-
Cash and cash equivalents, end of year	$532,694	$377,677	$-
Supplemental Cash Flow Information
Cash paid for interest	$370,001	$212,532	$236,082
Cash paid for income taxes	$-	$-	$37,278
Loan interest paid with warrants	$137,703	$-	$-
Common shares issued for consulting fees and bonus	$308,000	$134,239	$-
Other note payable converted to equity	$105,193	$-	$-

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2005
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

On September 20, 2005, CVAS incorporated a new Ontario Company Iview Digital video Solutions Inc. (“Iview DSI”) through AC Acquisition, its subsidiary. Iview DSI a corporation incorporated under the laws of the Province of Ontario to focus on providing video surveillance products and technologies to the market.

Acquisition

The Transaction described in above1 was accounted for as a business combination in accordance with SFAS No. 141 with the step up in the basis of assets acquired and liabilities assumed limited by the requirements of EITF 88-16.  A summary of the Transaction is presented below:

Proceeds from borrowings	$3,300,000
Assumption of bank indebtedness	63,746
Aggregate purchase price	3,363,746
Continuing shareholders’ basis adjustment	(2,796,100)
Purchase price allocated	$567,646
Fair value of net tangible assets acquired
Accounts receivable	$287,160
Income taxes recoverable	9,030
Inventory	71,107
Prepaid expenses	3,448
Other current assets	3,740
Property and equipment	103,439
Deferred income taxes	20,109
Accounts payable and accrued liabilities	(268,683)
Deferred income	(44,636)
Notes payable	(33,941)
Mortgage payable	(29,852)
Loans payable	(23,740)
Net tangible assets acquired	97,181
470,465
Capitalized transaction costs	33,435
Goodwill	$503,900

2a.	Summary of Significant Accounting Polices

Basis of Presentation

The accompanying financial statements as of and for fiscal periods ended December 31, 2005 and 2004 have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheet as at December 31, 2005 and statement of operations and cash flows for the year end December 31, 2005 include the accounts of CVAS, AC Acquisition, AC Technical and IVIEW DSI.

The consolidated balance sheets as at December 31, 2004 and statement of operations and cash flows for the period from September 30, 2004 to December 31, 2004 include the accounts of CVAS, AC Acquisition and AC Technical. The Company’s statement of operations and cash flows for the period ended September 29, 2004 include the accounts of AC Technical. No financial statements are presented for the shell company, Creative Vistas, Inc., prior to the business acquisition and leverage buyout transactions because, prior to the September 30, 2004 transaction, its assets and results were immaterial. All material inter-company accounts, transactions and profits have been eliminated.

Liquidity and Going Concern

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $2,907,302 exclusive of income and charges related to derivative instruments and have working capital and shareholder deficiencies of $1,531,345 and $3,304,512 at December 31, 2005.

We have outstanding convertible debt, together with a common stock option and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

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

For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company’s cash and cash equivalents were $532,694 and $377,677 as at December 31, 2005 and 2004. During fiscal periods ended December 31, 2005 and 2004 the Company experience net cash outflows from the operating activities. During these fiscal periods the Company financed its operations through borrowings with a financial institution and loans from related and third parties. All incoming cash is deposited into the bank account with the operating line facility in order to reduce interest payments.

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

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. We recorded an impairment charge of $503,900 at December 31, 2005.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Continuing Shareholders’ Basis Adjustment

AC Technical was acquired by AC Acquisition on September 30, 2004 as described in Note 1. This transaction was accounted for as a purchase in accordance with Standards of Financial Accounting Standards No. 141 “Business Combinations”. As a result of a 87% continuing ownership interest in the Company by certain shareholders (“Continuing Shareholders”), 13% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 87% ownership interest recorded at the Continuing Shareholders’ historical book values as of the date of acquisition in accordance with Issue No. 88−16 of the Emerging Issues Task Force “EITF” of the Financial Accounting Standards Board “Basis in Leveraged Buyout Transactions” (“EITF 88−16”). As a result of the carryover of the Continuing Shareholders’ historical basis, shareholders’ equity of the Company has been reduced by $2,796,102 with a corresponding reduction in the amount assigned to goodwill. The balance of continuing shareholders basis adjustments was equal to 87% of the total consideration and net of carrying value and any required transaction costs of AC Technical. It represents the lower of the residual interest in the old company and the new company.

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

Security Systems - Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin “SAB” 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104, which are the delivery of the equipment and completion of installation process. The fair value of each element was based on the price charged when it is sold on a standalone basis.

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

Earning (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). Basic earning (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of convertible notes and notes payable are also approximate fair value except notes payable due to The Burns Trust and the Navaratnam Trust and related party balances for which the fair value is not determinable.

We review the terms of convertible debt and equity instruments we issued to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within the control of the company, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

If freestanding options or warrants were issued and will be accounted for as derivative instrument liabilities (rather than as equity), the proceeds are first allocated to the fair value of those instruments. When the embedded derivative instrument is to be bifurcated and accounted for as a liability, the remaining proceeds received are then allocated to the fair value of the bifurcated derivative instrument. The remaining proceeds, if any, are then allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from its face amount. In circumstances where a freestanding derivative instrument is to be accounted for as an equity instrument, the proceeds are allocated between the convertible instrument and the derivative equity instrument, based on their relative fair values.

The discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts has been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported separately as a component of comprehensive income. The gain and losses resulting from any inter-company balances with different functional currencies would be recognized in statement of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

In December 2004, the Financial Accounting Standard Board issued FASB Statement No. 123R (Revised), “Share-Based Payment which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation”. Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and, for small business issuers, is effective at the beginning of the first annual period of the registrant’s first fiscal year that begins after December 15, 2005. During the year, the Company has not issued any stock-based awards to employees.

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

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) “Share-based Payment” which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)’s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term 'conditional asset retirement obligation’ as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods’ financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

This Statement:
a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.
SFAS 156 - “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”
This Statement, issued in March 2006, amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.

2b.	Restatement

We have amended the annual reports for the year ended December 31, 2004 and quarterly reports of the quarters ended September 30, 2004, March 31, 2005 and June 30, 2005 to revise the accounting for the convertible term note, warrants and options and related registration rights in connection with our financing transaction entered into with Laurus Master Funds, Ltd. on September 30, 2004.

As a result of the restatement, warrants and options have been reclassified as derivative liabilities. The warrants and options had previously been measured based on a relative fair method and are now measured at their full fair value and will be marked to market on each balance sheet date.

Embedded derivatives contained in the convertible debenture and the secured line of credit are now bifurcated from the host debt and measured at fair value and classified as derivative liabilities. These embedded derivatives will also be marked to market on each balance sheet date.

The resulting debt discount will be amortized over the period of the convertible debt and the secured line of credit as interest and other expenses in our accompanying consolidated statements of operations.

The effect on our accompanying consolidated balance sheet as of December 31, 2004 was an increase in liabilities by $5,564,912 and corresponding increase in stockholders' deficiency of $5,564,912. The effect on our consolidated statements of operations for the year ended December 31, 2004 was an increase in our net loss of $1,991,561. Basic and diluted earning per share for the year ended December 31, 2004 changed from loss per share $0.04 to $0.11.

3.	Prepaid Expenses

The balance consists of the following:

	2005	2004
Consulting and professional fees	$25,000	$98,182
Refundable deposit	6,354	22,808
	$31,354	$120,990

4.	Note Receivables

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately-held dataBahn, Inc. (“dataBahn”). dataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation. In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with dataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of a transaction with dataBahn to acquire all its outstanding capital stock or substantially all of its assets. In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matures on March 9, 2007. dataBahn pays interest on a monthly basis from April 8, 2005 and the monthly principal amount of $10,416 will start to be paid from April 8, 2006. The Company has not received the payment on April 17, 2006.

	2005	2004

Note receivables	$125,000	$-
Less: current portion	93,744	-
	$31,256	$-

5.	Related Party Transactions

Balances due from related parties are as follows:

	2005	2004

Balance due from a company controlled by the president, non-interest bearing and due on demand	$2,203	$2,129
Balances due to related parties are as follows:
Advances from the Chief Executive Officer (CEO) of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	$58,693	$56,736
Subordinated loan - advances from the CEO and is secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan should be matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest for the year was $Nil (2004: $4,328).
	55,919	54,055
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	903	4,865
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus	84,413	81,600
	199,928	197,256
Less current portion	903	4,865
	$199,025	$192,391

	2005	2004
Note payable to related parties are as follows:
Note payable to the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $22,500 (2004: $5,625)	$750,000	$750,000
Note payable to the Burns Trust (the president is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan Total interest for the year was $22,500 (2004: $5,625)	750,000	750,000
	$1,500,000	$1,500,000

During the year, $250,000 (2004 - $243,000) in consulting fees and $Nil (2004 - $4,328) in interest related to the subordinated loan were paid to the Companies controlled by the CEO. In addition, $126,000 (2004 - $81,000) in consulting fees was paid to the Company controlled by the president’s spouse.

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal bears interest at 3% per annum with no fixed terms of repayment and payable on demand. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (the president is one of the beneficiaries of the trust) and the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), respectively. Total interest payable for the year to The Burns Trust and The Navaratnam Trust was $45,000.

6.	Property and Equipment

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$85,565	$-	$82,713	$-
Industrial condominium	737,926	99,761	713,328	69,070
Equipment	68,969	37,345	66,670	28,635
Furniture and fixtures	55,478	30,512	53,628	23,601
Computer equipment	83,509	58,922	75,524	47,897
	$1,031,447	$226,540	$991,863	$169,203

Net book value	$804,907	$822,660

7.	Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s revolving line of credit and term note from a financial institution. (see Notes 9 and 12). For the year ended December 31, 2005, the amortization of deferred financing cost aggregated $450,507 (2004:$125,379).

	2005	2004
Cost	$1,176,365	$1,176,365
Accumulated amortization	575,886	125,379
	$600,479	$1,050.986

The estimated amortization expense for each of the next two fiscal years is as follows:

Year	Amount
2006	$385,135
2007	215,344
$600,479

8.	Customer List

		2005		2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Customer list	$16,667	$12,715	$16,667	$8,334

		$3,952		$8,334

Amortization expense for the year ended December 31, 2005 amounted to $4,381 (2004-$3,848). The customer list will be fully amortized in 2006.

9.	Revolving Credit Facilities

	2005	2004

Borrowings under revolving line of credit	$2,670,666	$2,437,929
Less: Unamortized discount on notes, related to convertible options, common stock options and warrants.	(802,238)	(1,392,352)
	1,868,428	1,045,577
Add: Bifurcated embedded compound instrument (Note 12b)	260,007	1,413,999
	$2,128,435	$2,459,576

The Company has a $3,000,000 secured revolving line of credit, including a secured convertible minimum borrowing note in the amount of $1,000,000 (see Note 12), with Laurus, which is renewable in September 30, 2007. Advances under this facility of $2,670,666 at December 31, 2005 (2004: $2,437,929) are collateralized by the assets of the Company. Interest on these borrowings is payable monthly at a minimum of 6% interest rate on the outstanding balance or an agreed upon formula of prime plus 2%. The Company will irrevocably remit all of its present and future Account Debtors directly to a bank account and repay the revolving credit facilities.

Laurus may require us to convert into common stock all or a portion of the amount outstanding under the revolving credit facilities, together with interest, at any time at a conversion price of $1.00 per common share, subject to adjustment in certain circumstances. Laurus has contractually agreed not to convert any portion of the credit facility if exercising the conversion option results in Laurus holding in excess of 4.99% of our outstanding shares of common stock. (also see Note 12)

10.	Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2005	2004

U.S.	$-	$-
Canadian
Current	-	(98,719)
Deferred	-	(51,203)
	$-	$(149,922)

Reconciliation to statutory rates is as follows:
	2005	2004
Income (loss) before income taxes
Income (loss) from U.S. sales	$1,636,089	$(2,868,432)
Income (loss) from Canadian sales	(808,515)	(1,296,246)
	827,574	(4,164,678)
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	43.12%	43.62%

The Company has unutilized taxable losses in the United States available for carry forward to reduce income taxes of approximately $573,000 otherwise payable in future years. In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce income taxes of approximately $373,000 otherwise payable in future years.

	2005		2004
Expected income tax expense (recovery)	$321,641	38.9%	$(1,740,536)	(41.8%)
Increase (decrease) in taxes resulting from:
Valuation allowances	777,672	94.0%	426,133	10.2%
Permanent differences	(1,177,392)	(142.3%)	1,089,503	26.2%
Small business and other tax rate reductions	46,353	5.6%	55,558	1.3%
Other	31,726	3.8%	19,420	0.5%
Income tax expenses (recovery)	$-	-	$(149,922)	(3.6%)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are presented below:

	2005	2004
Assets
Investment tax credits	$-	$1,090
Tax benefits on losses carried forward under U.S. tax rate	517,773	135,339
Tax benefits on losses carried forward under Canadian tax rate	256,536	290,795
Accounting depreciation in excess of tax depreciation	9,591	-
Other	4,909	50,920
	788,809	478,144
Less: valuation allowance	(774,309)	(426,133)
	14,500	52,011
Less: current portion	(721)	(16,071)
	$13,779	$35,940
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$1,300
Investment tax credits taxable in the future	4,524	8,219
Other	-	32,849
	4,524	42,368
Less: current portion	(4,524)	(41,068)
	$-	$1,300

Net deferred income taxes
	2005	2004
Current
Assets	$721	$16,071
Liabilities	(4,524)	(41,068)
	$(3,803)	$(24,997)
Long-term
Assets	13,779	35,940
Liabilities	-	(1,300)
	$13,779	$34,640

Total	$9,976	$9,643

11.	Warranty

As part of the installation, the Company has provided its customers with warranties. The warranties generally extend ninety days labor and one year on equipment from the date of project completion.

	2005	2004
Balance, beginning of year	$9,228	$-
Expenses incurred	(17,636)	(10,556)
Provision made	42,890	19,784
Balance, end of year	$34,482	$9,228

12.	Convertible Notes

a)	Private Placement - Laurus Master Fund, Ltd.

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, secured revolving note and secured convertible minimum borrowing note (the “revolving note”) of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007 (see Note 9), a common stock purchase warrant and a stock purchase option.

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

At the closing of the transaction, Laurus funded $3,250,000 to the Company under the Convertible Note. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the remaining $1,250,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank to be released upon the effectiveness of the registration statement covering the shares of common stock acquirable by Laurus, provided that there is no default by the Company under the Laurus financing and the Company meets certain financial milestones. Subsequent to the period ended September 30, 2004, Laurus has waived the requirements and released $125,000 from the restricted account to the Company to fund the Company’s loan to dataBahn on March 9, 2005 (also see Note 4) and the remaining $1,125,000 was released on June 27, 2005. The $1,250,000 restricted account amount as of December 31, 2004 is included on the Balance Sheet under the caption "Restricted Cash".

Laurus has the option to convert the entire principal amount of the term note and revolving notes, together with interest thereon into shares of the Company’s common stock at a conversion price of $1 per common share. The amount convertible into the Company’s common stock is subject to a conversion cap that Laurus beneficially own no more than 4.99% of the Company’s outstanding common stock immediately after conversion. The balance of the secured revolving notes was $2,670,666 as at December 31, 2005 (2004:$2,437,929).

Pursuant to the Secured Convertible Term Note, subject to certain volume limitations and other conditions, including registration of the common stock, all or a portion of the monthly payment due on the Convertible Term Note will be converted into the common stock of the Company. The term note sets forth criteria primarily relating to share price and trading volume pursuant to which the Company is 1) required to pay Laurus in cash, 2) required to pay Laurus in stock or 3) required to pay Laurus in a combination of cash and stock. If the share price and trading volume criteria are met, the Company is required to pay principal and interest in stock. If the share price, but not the trading volume, criteria are met, the Company will be required to pay in a combination of stock and cash. Otherwise, the Company will be required to pay Laurus in cash. Neither Laurus nor the Company has the option of choosing in which form the Company makes its payments if these criteria are met.

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

Subject only to the conversion cap of the term note, Laurus is required to convert the then outstanding principal amount of the note plus all accrued, but unpaid interest thereon when all of the following conditions are met: 1) the closing price for any 10 consecutive trading days exceeds 135% of the then effective Fixed Conversion Price, 2) there is an effective registration statement pursuant to which Laurus is permitted to utilize the prospectus thereunder to resell all of the conversion shares issued to Laurus (or such conversion shares are eligible for sale under Rule 144 of the Securities Act), 3) there is a sufficient number of authorized but unissued and otherwise unreserved shares of common stock for Laurus to convert all the shares issuable to Laurus under the term note pursuant to Section 3.6, and 4) the amount of the term note to be so converted pursuant to Section 3.6 (when combined with the amount of the secured convertible minimum borrowing note issued by the Company to Laurus to be so converted pursuant to Section 3.6 of the minimum borrowing note and the amount of any other promissory note issued by the Company to Laurus required to be similarly mandatory converted) does not exceed 10% of the aggregate dollar trading volume of the common stock during such 10 consecutive trading days. If all of these criteria were not met, Laurus would have no obligation to convert.

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

Interest on the term note for the year ended December 31, 2005 was 1,784,121 which included cash payment $377,199 and amortization of embedded derivatives $1,406,922. The minimum fixed monthly principal repayment of $100,000 commence on April 1, 2005 (see below), and continues through the September 30, 2007 maturity date.

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

During the year ended December 31, 2005, the Company entered into ten Amendments (“the Amendment”) with Laurus amending the following agreements previously entered into by the Company and Laurus on September 30, 2004: (a) the Securities Purchase Agreement; (b) the Secured Convertible Term Note; and (c) the Registration Rights Agreement.

Pursuant to each Amendment, Laurus agreed to postpone a scheduled principal payment in respect of the Term Note and in consideration of the postponement until September 30, 2007, the Company agreed to issue additional warrants.

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

Pursuant to Amendment No. 7 on September 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.80 per share.

Pursuant to Amendment No. 8 on October 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.80 per share.

Pursuant to Amendment No. 9 on November 30, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.80 per share.

Pursuant to Amendment No. 10 on December 31, 2005, the Company issued to Laurus a warrant to purchase 100,000 shares of the common stock of the Company at an exercise price of $0.80 per share.

In total, 1,000,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note. In accordance with EITF 96-19 the Company reviewed the effect of these changes to the Laurus term note and concluded they should be accounted for as a modification of terms Accordingly, the initial fair value of the warrants is being recognized as additional interest expense over the remaining term of the notes using the effective interest method.

The principal payments for the next two years are as follows:

Year	Amount
2006	$1,100,000
2007	3,400,000
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

In addition, on June 22, 2005, the Company entered into an Amendment and Waiver with Laurus amending the Securities Purchase Agreement and Registration Rights Agreement. Pursuant to the Amendment, Laurus waived liquidated damages due and payable to Laurus by the Company of approximately $138,000 incurred by the Company for failing to cause its registration statement registering the shares to be declared effective by the SEC on the required date. The Company issued to Laurus a warrant to purchase 313,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The warrants were recorded at fair value by using the Black-Scholes option pricing model under other expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8%, expected dividend yield of 0%, volatility of 50%, share price of $0.90 and contractual lives of 7 years. (also see Note 15).

The Company entered into another Amendment and Waiver with Laurus as of December 31, 2005 pursuant to which Laurus waived liquidated damages due and payable by the Company for failing to cause its registration statement to be declared effective by the SEC on the extended required date. The effectiveness date has been extended to March 31, 2006. The Company has not issued additional warrants to Laurus in connection with this waiver. Subsequent to year end, Laurus has extended 120 days from the date of the new Registraion Rights Agreement signed on February 13, 2006.

Convertible notes, net of current portions are comprised of:

	2005	2004
7% convertible term note due to Laurus, collateralized by all assets of the Company with interest at Prime plus 2%	$4,500,000	$4,500,000
Less:
Unamortized discount on notes, related to common stock options and warrants.	(3,233,501)	(3,889,670)
	1,266,499	610,330
Add: Bifurcated embedded compound derivative instrument (Note 12b)	1,005,000	2,610,000
	2,271,499	3,220,330
Less: current portion	(1,100,000)	(900,000)
	$1,171,499	$2,320,330

b) Derivative Financial Instruments

We also issued to Laurus warrants and options to purchase up to 3,250,000 shares and 1,499,997 shares of our common stock at an exercise price of $1.15 to $0.01 per share with a term of seven to ten years. The warrants and options were recorded at fair value and classified as liability (with a corresponding entry as debt discount of the note). The fair value of the warrants and options at the time of issue was $3,344,500. (computed using a Black-Scholes model with an interest rate of 3.5% to 4.33%, volatility from 45% to 55%, expected dividend yield of 0%, share price of $0.34 to $1.07 and expected term of seven to ten years respectively).

The discount attributable to the above warrants and options are recorded as a reduction to the carrying value of the Revolving Credit facilities (Note 9) and Convertible Note (Note 12) in the accompanying consolidated balance sheet as of December 31, 2005. The debt discount is being amortized over the term of the Convertible Note and Revolving Credit facilities using the effective interest method. Discount on the convertible notes and revolving credit facilities for the year ended December 31, 2005 was $3,233,501 (2004: $3,889,670) and $802,238 (2004:$1,392,352) respectively.

Additionally, we recorded $1,176,365 for debt issue cost, including investment banking fees and legal and professional fees which included $751,289 payable in cash and $425,076 payable through warrants issued to the investment bankers. The debt issue costs are included in deferred financing costs (Note 7) in the accompanying consolidated balance sheet as of December 31, 2005. The debt issue costs are being amortized over the term of the Convertible Note using the effective interest method. Amortization of the debt issuance costs for the year ended December 31, 2005 was $450,507 (2004-$125,379).

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

At December 31, 2005, the following derivative liabilities related to common stock options and warrants were outstanding:

Issue Date	Expiry Date		Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - December 31, 2004	Value - December 31, 2005
09-30-2004	09-30-2014	Option issued Laurus in connection with financing	**299,997	$0.01	$318,597	$2,018,417	$100,574
09-30-2004	09-30-2011	Warrants issued Laurus in connection with financing	2,250,000	1.15	1,370,000	1,654,326	123,908
03-31-2005	03-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.20	60,291	-	5,959
04-30-2005	04-30-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	44,309	-	7,311
05-31-2005	05-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.01	56,614	-	7,446
06-22-2005	06-22-2012	Warrants issued to Laurus in connection with financing	313,000	1.00	137,703	-	23,866
06-30-2005	06-30-2012	Warrants issued to Laurus in connection with financing	100,000	0.90	50,431	-	8,487
07-31-2005	07-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.05	56,244	-	7,381
08-31-2005	08-31-2012	Warrants issued to Laurus in connection with financing	100,000	1.05	22,979	-	7,516
09-30-2005	09-30-2012	Warrants issued to Laurus in connection with financing	100,000	0.80	36,599	-	7,645
10-31-2005	10-31-2012	Warrants issued to Laurus in connection with financing	100,000	0.80	27,367	-	7,778
11-30-2005	11-30-2012	Warrants issued to Laurus in connection with financing	100,000	0.80	16,392	-	10,139
12-31-2005	12-31-2012	Warrants issued to Laurus in connection with financing	100,000	0.80	10,270	-	10,270
						$3,672,743	$328,280

At December 31, 2005, the bifurcated embedded derivative liabilities related to Laurus notes were as follows:

09-30-2004	09-30-2007	Laurus convertible note	1,000,000	$1.00	$2,070,000	$2,610,000	$1,005,000
09-30-2004	09-30-2007	Laurus revolving credit facilities	3,000,000	$1.00	$1,035,000	$1,413,999	$260,007
						$4,023,999	$1,265,007
						$7,696,742	$1,593,287

** Total number of options issued was 1,499,997. During the quarter ended September 30, 2005, Laurus exercised 1,200,000 options. The remaining number of options was 299,997 as at December 31, 2005.

13.	Other Notes Payable

As at December 31, 2005 and 2004 , balance comprises:

	2005	2004

10.5% promissory notes	$172,414	$166,668
8% convertible promissory note	-	107,823
	172,414	274,491
Less: current portion	143,678	107,823
	$28,736	$166,668

In February 2004, the Company issued four promissory notes each with principal amounts of $43,104 and payable at 100% of the face or principal amount in the denomination of CAD $50,000. The notes mature on February 26, 2007. Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month. The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on March 26, 2006.

In September 2004, the Company issued a convertible promissory note payable at 100% of the face or principal amount of $100,000. The note matures on October 15, 2005. Interest on the note accrues at the rate of 8% per annum, payable monthly. The holder converted the principal into shares (also see Note 15)

Interest expense recognized for the year was $57,898 (2004:$ 30,821).

The principal payments for the next two years and thereafter are as follows:

Year	Amount
2006	$143,678
2007	28,736
$172,414

14.	Major Customers

Sales to one (2004-one) major customer for the year comprise 7% (2004 - 22%) of total sales. No other customers with sales for more than 10%.

Accounts receivable from the top three customers (2004 - three) comprises 19% (2004 - 33%) of the total trade receivable balance as at December 31, 2005.

15.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value. On December 23, 2004, the Company declared a three-for-one stock split on the shares of the Company’s common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company's common stock have been reflected the effect of the stock split for all periods presented.

During fiscal year 2004, the Company entered into a consulting agreement by issuing 60,000 shares of common stock in consideration of investor relation services rendered. In addition, the Company entered into an engagement letter and issued 75,000 shares of common stock for legal services rendered, which includes certain SEC filings, and routine U.S. corporate and securities law advice. Total recognized consulting and legal expenses for the year ended December 31, 2004 relating to the above shares are $48,000 and $50,182.

In June 2005, the Company entered into another consulting agreement by issuing 200,000 shares stock in consideration for investor relations services rendered with the fair value of $150,000. Total recognized consulting expenses for the year ended December 31, 2005 relating to the above shares are $81,250. The remaining balance was recorded under deferred compensation of $68,750.

On June 30, 2005, all the outstanding principal of a convertible promissory note in the amount of $105,193 was converted into 174,216 shares of the Company’s common stock. The difference amounted to $42,900 of the conversion price $0.574 per share and the fair market value of $0.82 per share was recorded as additional interest.

In July 2005, Laurus converted 1,200,000 options into 1,200,000 common stock of the Company.

In August 2005, the Company entered into another consulting agreement by issuing 100,000 shares stock in consideration for investor relations services rendered with the fair value of $75,000. Total recognized consulting expenses for the year ended December 31, 2005 relating to the above shares are $37,500. The remaining balance was recorded under deferred compensation of $37,500. Additionally, the Company issued to Torys LLP an additional 7,500 shares in consideration for legal fees rendered with the fair value of $7,500. The expense was recorded under general and administration expenses.

In November 2005, the Company entered into another consulting agreement by issuing 105,000 shares stock in consideration for investor relations services rendered with the fair value of $69,300. Total recognized consulting expenses for the year ended December 31, 2005 relating to the above shares are $11,500. The remaining balance was recorded under deferred compensation of $57,750. Additionally, the Company entered into another consulting agreement by issuing 100,000 shares in consideration for advisory service rendered with the fair value of $45,000. The expense was recorded under general and administration expenses.

In December 2005, the Company issued 80,000 common shares to the officer of A.C. Technical and the chief financial officer with the fair value of $27,200.The expense was recorded under general and administration expenses.

Options

During fiscal year 2004, the Company granted 1,499,997 options to purchase a maximum of 1,499,997 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. The options related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discount on notes of the convertible notes (see Note 12 for the conditions). The fair value of options issued was $1,593,400. 1,200,000 options were exercised during the year ended December 31, 2005.

Warrants

During fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt (see Note 9 and 12 for the conditions). The fair value of the warrants issued was $1,370,000. In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs (also see Note 7). The fair value of the warrants issued was $425,000. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, share price of $1.07 and contractual lives of 5 to 7 years.

During the year ended December 31, 2005, the Company additionally granted 1,313,000 warrants to purchase a maximum 1,313,000 shares of common stock. Of the warrants granted, 1,000,000 warrants were issued to postpone scheduled principal payments in respect of Term Note with the balance of 313,000 warrants issued pursuant to Laurus waiving the payment of penalties for failure to have an effective registration statement (also see Note 12). The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt (see Note 9 and 12 for the conditions). The fair value of warrants issued was $381,496. In addition, the warrants issued pursuant to waiver of the payment of the penalties were recorded at fair value by using the Black-Scholes option pricing model under the general and administration expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.80 to $1.10 and contractual lives of 7 years.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.20 per share and expire at various dates between September 30, 2009 and December 31, 2012. No warrants were exercised during the period.

16.	Diluted Loss Per Share

Total number of common stock equivalent that would be issued upon warrants, options or equivalent of debts excluded from the calculation of diluted loss per share for the year ended December 31, 2004 was 11,427,426 because they are anti-dilutive.

The following reconciles the numerator and denominator of diluted loss per share in 2005.

Basis weighted average shares outstanding		30,945,604
Convertible debt assumed conversion		8,087,768
Warrants		1,112,244
		40,145,615

Net income		$827,574
Interest on convertible debt		427,327
Derivative income		(3,734,876)
Income available for diluted EPS	$	(2,470,065)

17.	Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse. In addition, the Company has also entered into an operating lease for its vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:

	Total	2006	2007	2008	2009

Operating leases	$88,000	$75,000	$13,000	$-	$-
Commitments related to consulting agreements	$2,509,600	$547,900	$598,600	$652,200	$710,900

	$2,597,600	$622,900	$611,600	$652,200	$710,900

18.	Subsequent Events

The Company entered into an agreement, through its wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. (“Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc., an Ontario corporation (“Cancable”). To finance the acquisition, subsidiaries of the Company entered into a loan agreement with Laurus Master Fund, Ltd. (“Laurus”) to which the Company became a guarantor.

The Company, Cancable, Holding, Covington Capital Corporation (“Covington”) and BMO Capital Corporation (“BMO”) entered into a Stock Purchase Agreement for the purchase by Holding of all the issued and outstanding shares of capital stock and any other equity interests of Cancable.

Cancable and Holding entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Note”) in the amount of $6,865,000 and Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Holding (up to 49% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The Note is secured by all of the assets of the Company and its subsidiaries. The principal amount of the Note bears interest at prime rate plus one and three quarters percent with a minimum rate of seven percent. Cancable and Holding have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

The Company and its subsidiaries, Iview Holding Corp., a newly formed Delaware corporation and direct subsidiary of the Company (“Holding”), and Iview Digital Video Solutions Inc. (“Iview”), entered into a series of agreements with Laurus Master Fund Ltd. (“Laurus”) pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries: A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Holding, Iview, Cancable Holding Corp., Cancable and Cancable, Inc.

Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

The principal amounts of the Company Note and the Iview Note bear interest at the prime rate plus two percent with a minimum rate of seven percent.

The Registrant, Iview and Holding have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

19.	Contingencies

The Company is potentially liable for $40,000 relating to a claim by a former employee and approximately $100,000 relating to claims by a few suppliers. In the opinion of management resolution of these claims is not expected to have any material effect on the Company’s financial position or results of operations.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our prior auditors, BDO Dunwoody, LLP, resigned on February 28, 2006 and will be no longer associated with our financial statements. On or about the same time, we engaged Stark Winter Schenkein & Co., LLP, as our principal independent accountant. The decision to change accountants was made with the approval of our board of directors.

During the most recent two fiscal years and prior to the resignation of our prior auditors on February 28, 2006, the Company had not consulted with Stark Winter Schenkein & Co., LLP on any issue including the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to its accounting, auditing or financial reporting issues.

No report of BDO Dunwoody, LLP on our financial statements for either of the past two fiscal years contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles.

We believe and we have been advised by BDO Dunwoody, LLP that it concurs in such belief that, during our two most recent fiscal years and any subsequent interim period through the date of their resignation on February 28, 2006, we did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Dunwoody, LLP, would have caused it to make reference in connection with its report on our financial statements to the subject matter of this disagreement.

No report of BDO Dunwoody, LLP on our financial statements for the years ended December 31, 2004 contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles. During the years ended December 31, 2004 and any subsequent interim period the former accountant’s resignation, February 28, 2006, there were no “reportable events” within the meaning of Item 304(a)(1) of Regulation S-B promulgated under the Securities Act.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures   Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	32	Chairman, Chief Executive Officer and Director
Dominic Burns	46	President and Director
Heung Hung Lee	37	Chief Financial Officer and Secretary

Sayan Navaratnam-Director, Chairman and Chief Executive Officer: Mr. Navaratnam is the visionary who plays a key role for the growth strategy of Creative Vistas, Inc. He is responsible for creating a platform for growth and management of the overall vision and growth of the Company and its subsidiaries. He is also responsible for managing the relationship between the Company and its key funding partner. Mr. Navaratnam’s mandate is to develop and enhance the Company’s portfolio of subsidiaries and technologies. Mr. Navaratnam graduated from University of Toronto with a Double Specialist degree in Economics and Political Science. He has seven years of experience in technology development and integration specific to the security industry. He also has three years of experience in telecommunications with Bell Canada. He was the CEO of Satellite Communications Inc., and its research arm Satellite Advanced Technologies, during 1997-2000. Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies. Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd. from 2000-2003. He also proposed and implemented a strategic marketing campaign to license and distribute a new line of “wavelet” products from ASPRO. Mr. Navaratnam joined AC Technical as CEO in 2003. He has in-depth knowledge of key vertical markets and technology demands of security integration. He has served as a member of advisory committees for technology related schools and companies and was a key member of the Alliance of Exporters and Manufacturers of Ontario. Mr. Navaratnam was also a member of Innovator’s Alliance of Ontario and was recognized as one of the best executives in Canada in 1999-2000. Mr. Navaratnam and AC Technical were also recently recognized with an award for one of the Top 100 fastest growing companies in Canada, from 1999 through 2003, by Profit 100. Mr. Navaratnam has also worked with a number of investment banking firms to raise financing and has been involved in advisory roles with private equity funds as well as investment banking firms and public companies. Mr. Navaratnam has been a director of our company since September 30, 2004.

Dominic Burns-Director and President: Mr. Burns was the founder of AC Technical in 1991. He completed his Electrical Apprenticeship program at one of the premier firms in Northern Ireland. He graduated from Belfast College of Technology with honors in City and Guilds Electrical Theory and Regulations. Mr. Burns also holds a diploma in radio and navigation systems. He has an extensive understanding of quality controls in the avionics industry and has been a pioneer in transferring some of the high standards and controls set in the avionics industry to the security integration market. He has been the President of AC Technical since its inception. He has been primarily responsible for expanding the firm’s presence in Canada. Mr. Burns has also designed a number of internal technical and marketing programs to expand AC Technical’s sales and technical capabilities. Mr. Burns has over 20 years of experience in the security integration industry. Mr. Burns has been a director of our company since September 30, 2004.

Heung Hung Lee-Chief Financial Officer and Secretary: Ms. Lee joined AC Technical in July 2004 and she has more than 10 years experience in international public accounting primarily with the world’s largest international accounting firms. She has advanced knowledge in financial statements disclosure and audit issues and has extensive international business experience in countries such as the United States, Hong Kong SAR and the Peoples’ Republic of China. She was a manager at BDO Dunwoody LLP from 1999 to 2004. Ms. Lee holds a Bachelor of Business degree from Monash University in Australia. She is a Chartered Accountant in Canada and qualified CPA in Australia. Ms. Lee has been the Chief Financial Officer of our company since September 30, 2004. Ms Lee is responsible for review of financials of the Company and subsidiaries and creating and implementing strong financial systems within the group of companies. Ms. Lee is also an important member in Company’s growth strategy as she is highly involved in creating a platform for growth within Creative Vistas, Inc.

Significant Employees

Christopher Pay-Vice President, Corporate Development: Mr. Pay joined the Company in January 2005. As a member of the executive management team with responsibility for corporate strategy, Mr. Pay’s mandate is to develop the Company’s technology and product portfolio, and to expand its geographic scope through a combination of M & A, partnerships and alliances, and key customer relationships. Prior to joining the Company, Mr. Pay was a senior Director at a $400 million venture capital company where he specialized in early stage technology investing. During his eight years as a venture capitalist, Mr. Pay was instrumental in the creation of investment clusters in the digital media and enterprise content management sectors. His particular focus was on digital image capture devices and video processing technologies. Prior to this Mr. Pay spent three years in corporate banking for a Schedule I bank where he was involved in the structuring of large, complex credit and financing transactions for the corporate and institutional marketplace. Mr. Pay received his MBA from the Rotman School of Business at the University of Toronto.

Andrew Berenyi-V.P. of Technology. Andrew Berenyi joined AC Technical in February 2004 and currently serves as the V.P. of Technology. He received his BApSc degree from the University of Toronto in Electrical Engineering (Biomedical option) in 1997 and has extensive experience in the security industry. From 1997 to 1999 he was employed at Satellite Communications Inc. His duties ranged from integration of security systems to software testing and development. From 2000 to 2003 he was a software developer and team leader at ASPRO Technologies Ltd., a Toronto area company producing DVR cards and systems for government, financial, and private industry sectors. Mr. Berenyi leads the engineering group responsible for developing and evaluation highly advanced digital video management systems.Gaetano DiGiorgio-VP of Operations. Gaetano DiGiorgio is the VP of Operations with AC Technical Systems Ltd. He is responsible for delivering highly advanced security and surveillance systems to a wide range of customers consisting of large national retail organizations, government, entertainment facilities and commercial properties. Mr.Gaetano joined AC Technical Systems in 1992 and has been involved in all aspects of the business over this time period. His education consists of numerous electronic and electrical programs and he is a member of the Canadian Sales Professional organization. Mr. Gaetano has over 12 years of experience in the industry.

Item 10.	Executive Compensation

The following summary compensation table set forth all compensation paid or accrued by the Company’s subsidiary, AC Technical, during the three years ended December 31, 2005 for services rendered in all capacities by the Chief Executive Officer of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years. Prior to the business acquisition and leverage buyout transactions, the Company did not pay any compensation to any of its directors and officers, including Rudy R. Miller, its former chief executive officer. There was no such compensation payable to the directors of AC Technical Systems Ltd. for their services.

			Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)	Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam – Chairman	2005	250,000[1]	–	–
and Chief Executive Officer	2004	243,000[2]	–	–
	2003	134,000[3]	–	–
Dominic Burns – President	2005	126,000[4]	–	–
	2004	177,900[5]	–	–
	2003	125,097[6]	–	–
___________________
1 Including $250,000 to Nationwide Solutions Inc. for consulting fees.
2 Including $90,000 to Encapsulated Intersoft Systems and $153,000 to Nationwide Solutions Inc. for consulting fees.
3 Including $68,700 from Encapsulated Intersoft Systems and $65,000 from Nationwide Solutions Inc. for consulting fees.
4 Including $126,000 from 1608913 Ontario Inc. for consulting fees for 2005.
5Including $81,000 from 1608913 Ontario Inc. for consulting fees and $96,900 for salary.
6Including salaries of $125,097.

Employment Agreements

On June 1, 2004, AC Technical entered into a consulting agreement with 1608913 Ontario Inc. and Dominic Burns. Pursuant to this agreement, 1608913 Ontario is to provide the exclusive services of Mr. Burns to the Company for the following compensation:

•	From October 1, 2004 until December 31, 2004 compensation at the rate of $210,900 (CAD$250,000);
•	From January 1, 2005 until December 31, 2005 the sum of $232,000 (CAD$275,000);
•	From January 1, 2006 until December 31, 2006 the sum of $253,100 (CAD$300,000);
•	From January 1, 2007 until December 31, 2007 the sum of $274,200 (CAD$325,000);
•	From January 1, 2008 until December 31, 2008 the sum of $295,300 (CAD$350,000); and
•	From January 1, 2009 until December 31, 2009 the sum of $316,400 (CAD$375,000).

In addition, 1608913 Ontario is entitled to a bonus payable upon the Company attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $421,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Burns’ spouse is the only beneficial owner of 1608913 Ontario.

On June 1, 2004, AC Technical entered into a consulting agreement with Nationwide Solutions Inc. and Sayan Navaratnam. Pursuant to this agreement, Nationwide is to provide the exclusive services of Mr. Navaratnam to the Company for the following compensation:

•	From October 1, 2004 until December 31, 2004 compensation at the rate of $253,100 (CAD$300,000) per annum;
•	From January 1, 2005 until December 31, 2005 the sum of $278,400 (CAD$330,000);
•	From January 1, 2006 until December 31, 2006 the sum of $306,300 (CAD$363,000);
•	From January 1, 2007 until December 31, 2007 the sum of $336,900 (CAD$399,300);
•	From January 1, 2008 until December 31, 2008 the sum of $370,600 (CAD$439,230); and
•	From January 1, 2009 until December 31, 2009 the sum of $409,300 (CAD$485,153).

In addition, Nationwide is entitled to a bonus payable upon the Company attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $421,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Navaratnam is the only beneficial owner of Nationwide.

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

The payments to Encapsulated Intersoft Systems and Nationwide Solutions Inc. were related to the services provided by Sayan Navaratnam, the chief executive officer of A.C. Technical Systems Ltd.

The consulting services provided by Encapsulated Intersoft Systems were on a monthly basis and were not pursuant to a written agreement. No amounts have become due to Encapsulated Intersoft Systems after the business acquisition and leveraged buyout transactions.

The consulting services provided to the Company by Mr. Navaratnam and Mr. Burns related to the management of the Company including sales and marketing, project management, technology development, finance, operations, mergers and acquisitions, engineering design and other management services required by the Company.

We have a standard employment contract with our employees that is reviewed on an annual basis. Of the persons who currently are parties to this employment agreement, only Ms. Lee currently falls under the category of executive staff. There are no employment contracts with the CEO and the President. In each standard employment contract, we have included the terms of employment, remuneration, fringe benefits, vacation, confidentiality, non—solicitation and termination of employment.

The Company has no stock option plan although it intends to adopt one in 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of April 14, 2006 of each executive officer, each director, and each shareholder in addition to the selling shareholders known to be the beneficial owner of 5% or more of the Company’s Common Stock and all officers and directors as a group. As of December 31, 2005, Laurus Master Fund, Ltd. beneficially owned 1,200,000 shares of the Company’s Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock. The Company and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived. Absent this limitation, Laurus would beneficially own 8,049,997 shares of our common stock, which is comprised of 4,500,000 shares under the term note, 1,000,000 shares under the revolving notes, 299,997 shares under the option and 2,250,000 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam 735-125 Omni Drive Toronto, Ontario, Canada M1P 5A9	16,885,959	52.6%

Dominic Burns 15 Westlake Street Hampton, Ontario, Canada L0B 1J0	11,082,102	34.5%

Heung Hung Lee 36 Madison Heights Boulevard Markham, Ontario, Canada L6C 2E2	50,000	0.2%

All officers and directors as a group (3 persons)	28,018,061	87.3%

Item 12.	Certain Relationships and Related Transactions

On September 22, 2004, we incorporated a new Ontario company, A.C. Technical Acquisition Corp., in order to effect the acquisition of A.C. Technical Systems Ltd. Creative Vistas, Inc. owns 50 VFV shares (voting fixed value shares) and 100 NVE shares (non-voting equity shares) of AC Acquisition. Brent Swanick, an unrelated party, owns the remaining 50 VFV shares for which he paid a total consideration of CDN$50. The total issued share capital was CDN$100 (CDN$1 for each VFV share). Each VFV share is only entitled to a return of CDN$1 upon dissolution of AC Acquisition and has no share in AC Acquisition’s profits; AC Acquisition is a direct subsidiary of ours and our 100 NVE shares have the entire interest in the profits of AC Acquisition.

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition. $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus. As at December 31, 2004, the aggregate outstanding payables to The Burns Trust and The Navaratnam Trust were $1,500,000 in the form of 3% promissory notes with no fixed repayment date and these notes are payable upon demand. However, pursuant to the Laurus financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), respectively. Interest expense for both of these notes payable recognized for the year was $45,000 (2004:$11,250). See Note 5 of the Financial Statements for the year ended December 31, 2005.

The above structure was set up for Canadian tax purposes. This allows AC Technical to maintain its status as a Canadian Controlled Private Corporation (“CCPC”), which makes it eligible for Canadian research and development tax credits. A CCPC is a corporation that is not controlled by a non-Canadian entity. Consequently Brent Swanick, who is Canadian, holds 50% of the voting shares and the Company holds 50% of the voting shares and 100% of the non-voting equity shares so as to satisfy the requirement for CCPC tax treatment. To provide protection to the Company, there is a voting agreement between Mr. Swanick and Creative Vistas, Inc. granting Creative Vistas, Inc. the power at any time to cause Mr. Swanick to transfer his VFV shares to another person designated by Creative Vistas. The result is that under the Canadian tax law, control is not with a foreign entity and A.C. Technical Systems Ltd. is considered a CCPC. However, Creative Vistas, Inc. by virtue of its ability to cause the transfer at any time of the VFV shares, completely controls AC Technical. However, the provisions of the voting agreement do not affect AC Technical’s qualification as a CCPC entitled to certain tax credits.

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

$1,250,000 of the term note issued to Laurus was placed in a restricted account. The amount was not to be released until an effective registration statement and until the Company met certain revenue targets. Waiving the restricted account restrictions, on March 9, 2005, Laurus released $125,000 to the Company for the Company to fund its loan to dataBahn. On June 22, 2005, Laurus waived the restrictions again and released the remaining restricted account amount.

On January 31, 2003, we entered into a Subordinated Loan Agreement by which we borrowed $208,000 from Mr. Navaratnam. The currently outstanding amount of this loan, as at December 31, 2005 is $55,919 bearing interest at 6% per annum. We pay monthly payments including interest of $10,155. The loan has been subordinated to the Laurus loans. No interest has been charged since September 30, 2004, see Note 5 of the financial statements as at December 31, 2005. In 2004, we paid Mr. Navaratnam $4,328 in interest on this loan. No interest was paid for the twelve months ended December 31, 2005. There is no additional amount received since January 31, 2003. Total repayment up to date was $152,081.

In addition, we also have received advances from Mr. Navaratnam since December 24, 2003. The balance as at December 31, 2005, December 31, 2004 and 2003 was $58,700, $56,700 and $34,700. The advances have been subordinated to the Laurus loans since September 30, 2004, as non-interest bearing loans with no fixed term of repayment. Total amount advanced from December 24, 2003 up to date was $64,000 and total repayment during the same period was $43,300.

We also have balances due to Mr. Burns in the amount of $74,600, $81,600 and $84,400 as of December 31, 2003, December 31, 2004 and December 31, 2005, respectively. The original advance was made in 1999 and Mr. Burns has made additional advances from time to time. The last such advance was made September 30, 2004. This loan is subordinated to Laurus Master Funds, non-interest bearing and has no fixed terms of repayment. Total amount advanced from December 31, 1999 up to date was $7,000 and total repayment during the same period was $2,000.

The advances provided by Mr. Navaratnam and Mr. Burns were for working capital for the Company.

We received an advance from a company controlled by the president’s spouse, which existed since December 31, 2003. The advance was non-interest bearing and due on demand. An unrelated third party has been paying amounts it owes to the company controlled by the president’s spouse into our bank account instead of to the president’s spouse’s company. To date we have not sent the president’s spouse’s company such amounts. The balance of the advances plus the money due to the president’s spouse’s company from the unrelated third party payments was $900, $4,865 and $938 as at December 31, 2005, December 31, 2004 and December 31, 2003, respectively. Total amount received for the period from December 31, 2003 to December 31, 2005 was $4,400 and repayment $7,500 was made during the period.

As at December 31, 2005, we have an immaterial balance due from a company controlled by the president amounting to $2,200 (2004: $2,100) for expenses we paid for this company. This balance is outstanding since 2002 and was non-interest bearing and due on demand. See Note 5 of the Financial Statements for the year ended December 31, 2005.

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

3.1	Articles of Incorporation, as amended to date(2)
3.2	By-laws(1)
10.1	Security Agreement, dated September 30, 2004, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., A.C. Technical Acquisition Corp., and A.C. Technical Systems Ltd.(2)
10.2	Securities Purchase Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)
10.3	Secured Convertible Term Note, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.4	Secured Convertible Minimum Borrowing Note, dated September 30, 2004 issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.5	Secured Revolving Note, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.6	Common Stock Purchase Warrant, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.7	Common Stock Option, dated September 30, 2004, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(2)
10.8	Registration Rights Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)
10.9	Master Security Agreement, dated September 30, 2004, by and among Creative Vistas, Inc., certain of its subsidiaries and Laurus Master Fund, Ltd.(2)
10.10	Stock Pledge Agreement, dated September 30, 2004, by and among Laurus Master Fund, ltd., Creative Vistas, Inc., and each of the undersigned Pledgors(2)
10.11	Funds Escrow Agreement, dated September 30, 2004, by and among Creative Vistas, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP(2)
10.12	Restricted Account Agreement, dated September 30, 2004 by and among North Fork Bank, Creative Vistas, Inc. and Laurus Master Fund, Ltd.(2)

10.13	Letter Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd. relating to the Restricted Account Agreement(2)
10.14	Consulting agreement dated June 1, 2004, by and among AC Technical Systems Ltd., 1608913 Ontario Inc. and Dominic Burns(3)
10.15	Consulting agreement dated June 1, 2004, by and among AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam(3)
10.16	Credit facilities letter dated May 25, 2004, by and between AC Technical Systems Ltd., and Royal Bank of Canada(3)
10.17	Employment agreements with the Company’s executive staff(3)
10.18	Voting Agreement, dated September 30, 2004 by and between Creative Vistas, Inc. and Brent Swanick(4)
10.19	By-laws of AC Technical Acquisition Corp.(4)
10.20	Promissory Note issued to The Burns Trust(4)
10.21	Promissory Note issued to The Navaratnam Trust(4)
10.22	Secured Promissory Note Purchase Agreement, dated March 9, 2005 by and between Creative Vistas, Inc. and dataBahn, Inc.(4)
10.23	Form of Standard Employment Agreement(4)
10.24	Articles of Incorporation of A.C. Technical Acquisition Corp.(5)
10.25	Share Pledge Agreement dated September 30, 2004 among Laurus Master Fund, Ltd., A.C. Technical Acquisition Corp. and Brent W. Swanick(5)
10.26	Subsidiary Guaranty dated September 30, 2004 of A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp.(5)
10.27	Subordination and Postponement Agreement among A.C. Technical Acquisition Corp., The Navaratnam Trust, The Burns Trust, Sayan Navaratnam and Dominic Burns(5)
10.28	Amendment and Waiver dated June 22, 2005 between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(6)
10.29	Amendment and Waiver dated June 22, 2005 between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(6)
10.30	Amendment and Warrants issued on August 31, 2005 and September 30, 2005 between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(7)
10.31	Amendment and Waiver issued on September 1, 2005 between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(7)
10.32	Stock Purchase Agreement dated December 31, 2005, by and among Creative Vistas, Inc., Cancable, Inc. and the Stockholders Party thereto(8)
10.33	Escrow Agreement dated December 31, 2005, among Cancable Holding Corp., Covington Fund II Inc. and BMO Capital Corporation and Gowling Lafleur Henderson LLP, as Escrow Agent(8)
10.34	Securities Purchase Agreement, dated December 31, 2005, by and among Laurus Master Fund, Ltd., Cancable Inc. and Cancable Holding Corp.(8)
10.35	Secured Term Note, dated December 31, 2005, issued by Cancable Inc. to Laurus Master Fund, Ltd.(8)
10.36	Option, dated December 31, 2005, issued by Cancable Holding Corp. to Laurus Master Fund, Ltd.(8)
10.37
Guarantee, dated December 31, 2005 by and among Creative Vistas, Inc. Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., and Iview Digital Video Solutions Inc.(8)

10.38	Side Agreement, dated December 31, 2005 between Cancable Inc., Cancable Holding Corp., Cancable, Inc. and Creative Vistas, Inc.(8)
10.39
Joinder and Confirmation of Security Interest, dated December 31, 2005 among Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Digital Video Solutions Inc., Brent Swanick and Creative Vistas, Inc. and Laurus Master Fund, Ltd.(8)

10.40	Master Security Agreement, dated December 31, 2005, by and among Creative Vistas, Inc., certain of its subsidiaries and Laurus Master Fund, Ltd(8)
10.41	Share Pledge Agreement, dated December 31, 2005, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., and each of the undersigned Pledgors(8)
10.42	Funds Escrow Agreement, dated December 31, 2005, by and among Creative Vistas, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP(8)

10.43	Amendment, dated December 31, 2005, by and among Creative Vistas, Inc., Creative Vistas Acquisition Corp., A.C. Technical Systems Ltd. and Laurus Master Fund, Ltd.(8)
10.44
Amendment and Waiver, dated as of December 31, 2005, by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd., for the purpose of amending the terms of that certain Registration Rights Agreement by and between the Registrant and Laurus, dated as of September 30, 2004(8)

10.45
Amendment, dated as of December 31, 2005 between Creative Vistas, Inc. and Laurus Master Fund, Ltd. for the purpose of amending the Securities Purchase Agreement, dated as of September 30, 2004, the Secured Convertible Term Note, dated as of September 30, 2004 and the Registration Rights Agreement dated as of September 30, 2004(8)

10.46	Securities Purchase Agreement, dated February 13, 2006, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., Iview Holding Corp. and Iview Digital Video Solutions Inc.(9)
10.47	Secured Term Note, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(9)
10.48	Secured Term Note, dated February 13, 2006, issued by Iview Digital Video Solutions Inc. to Laurus Master Fund, Ltd.(9)
10.49	Option, dated February 13, 2006, issued by Iview Holding Corp. to Laurus Master Fund, Ltd.(9)
10.50	Warrant, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd.(9)
10.51
Amended and Restated Guaranty, dated February 13, 2006 by and among Creative Vistas, Inc., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Holding Corp. and Iview Digital Video Solutions Inc.(9)

10.52	Amended and Restated Guaranty, dated February 13, 2006 between Brent W. Swanick and Laurus Master Fund, Ltd.(9)
10.53	Side Agreement, dated February 13, 2006 between Iview Digital Video Solutions, Inc., Iview Holding Corp., Creative Vistas Acquisition Corp. and Laurus Master Fund, Ltd.(9)
10.54
Joinder and Confirmation of Security Agreement, dated February 13, 2006 among Iview Holding Corp., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Digital Video Solutions Inc., and Creative Vistas, Inc. delivered to Laurus Master Fund, Ltd.(9)

10.55	Joinder and Confirmation of Security Agreement, dated February 13, 2006, by Brent W. Swanick delivered to Laurus Master Fund, Ltd.(9)
10.56	Funds Escrow Agreement, dated February 13, 2006, by and among Creative Vistas, Inc., Laurus Master Fund, Ltd., and Loeb & Loeb LLP(9)
10.57
First Amendment to Securities Purchase Agreement, dated February 13, 2006, by and among Cancable Inc., Cancable Holding Corp. and Laurus Master Fund, Ltd. for the purpose of amending the terms of that certain Securities Purchase Agreement by and among Cancable Inc., Cancable Holding Corp. and Laurus, dated as of December 31, 2005

10.58	Registration Rights Agreement, dated as of February 13, 2006, by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd.(9)
10.59
Cash Collateral Deposit Letter, dated as of February 13, 2006 by and among Cancable Holding Corp., Iview Digital Video Solutions Inc., Cancable Inc., Cancable, Inc., Creative Vistas, Inc., Creative Vistas Acquisition Corp., A.C. Technical Systems Ltd., and Iview Holding Corp.(9)

16.1	Letter from Semple & Cooper, LLP pursuant to Item 304 of Regulation S-B
21.1	List of all subsidiaries(3)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

(1)	Incorporated by reference to the Form 10-SB of the Company dated May 10, 2000.

(2)	Incorporated by reference to the Form 8-K/A of the Company dated February 2, 2005.

(3)	Filed with the First Amended Form SB-2 on February 4, 2005 and incorporated herein by reference.

(4)	Incorporated by reference to the Form 10-KSB of the Company dated April 15, 2005.

(5)	Filed with the Third Amended Form SB-2 on August 2, 2005 and incorporated herein by reference.

(6)	Filed with the Fourth Amended Form SB-2 on August 31, 2005 and incorporated herein by reference.

(7)	Filed with the Fifth Amended Form SB-2 on October 17, 2005 and incorporated herein by reference.

(8)	Incorporated by reference to the Form 8-K of the Company dated January 6, 2006.

(9)	Incorporated by reference to the Form 8-K of the Company dated February 17, 2006.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Company for the years ended December 31, 2005 and 2004 by the Company’s principal accounting firms, Stark Winter Schenkein & Co., LLP, BDO Dunwoody LLP and Semple & Cooper, LLP:

	2005	2004
Audit Fees (a)	$65,000	$74,200
Audit Related Fees (b)	60,000	24,500
Tax Fees (c)	5,000	7,400
All Other Fees (d)	-	-
Total	$123,000	$86,100

(a)
Audit Fees.    Fees for audit services billed in 2005 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. Approximately $45,000 in auditing fees was payable to Stark Winter Schenkein & Co., LLP for the fiscal year 2005. There was approximately $20,000 related to and March 31, 2005, June 20, 2005 and September 30, 2005 quarterly reports payable to BDO Dunwoody LLP.

Fees for audit services billed in 2004 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. Approximately $50,000 in auditing fees was paid to BDO Dunwoody LLP and $5,000 in auditing fees was paid to Semple & Cooper, LLP. Additionally, there was approximately $20,000 relating to the fees of the restatements of September 30, 2004 quarterly report and annual audited consolidated financial statements for the fiscal year 2004,. The fees was incurred in 2006 but was included under the column of 2004. The number included in 2004 was revised which was mainly due to the restatement of the September 30, 2004 quarterly report and 2004 annual consolidated financial statements were incurred in 2006.

(b)	Audit-Related Fees. Fees for audit-related services billed in 2005 in preparation of Form 8-K and Form SB-2 which were paid to BDO Dunwoody, LLP.

(c)
Tax Fees.     Fees for tax services billed in 2005 and 2004 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns. We have additionally sought consultation and advice related to various tax compliance planning projects. All tax fees were paid to BDO Dunwoody, LLP and Paul Chan & Associate.

(d)	All Other Fees. No material other fees were billed in 2004 and 2005.

The Company does not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. We do not have a formal pre-approval policy.

All the fees for 2005 and 2004 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Sayan Navaratnam
Sayan Navaratnam
Chief Executive Officer