Form 10QSB
period 2006-03-31
CREATIVE VISTAS INC
filed 2006-05-22
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006
OR
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

As of May 22, 2006, there were 32,351,716 shares of common stock, no par value per share, outstanding.

PART I.
FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Creative Vistas, Inc.
Condensed Consolidated Balance Sheets (Unaudited)	March 31, 2006
Assets
Current Assets
Cash and bank balances	$2,683,036
Accounts receivable, net of allowance for doubtful accounts $213,670	4,827,203
Income tax recoverable	287,022
Inventory and supplies	759,209
Prepaid expenses	288,610
Note receivable	125,000
Due from related parties	2,184
Total current assets	8,972,264
Property plant and equipment, net of depreciation	2,905,979
Restricted Cash	500,000
Deferred financing costs, net	781,215
Deferred income taxes	35,749
Customer list	3,206
Goodwill	4,736,405
$17,934,818
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$4,437,115
Current portion of obligation under capital leases	289,435
Deferred income	27,598
Deferred income taxes	25,858
Current portion of term notes	633,483
Current portion of other notes payable	156,695
Due to related parties	1,883
Total current liabilities	5,572,067
Term notes	16,481,517
Notes payable to related parties	1,500,000
Obligation under capital lease	1,423,344
Due to related parties	197,323
Derivative Financial Instruments	3,199,560
28,373,811
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares
Issued: 32,301,716 Common shares
Deferred compensation	(122,300)
Additional paid-in capital	(191,445)
Accumulated other comprehensive income	(49,311)
Accumulated (deficit)	(10,075,937)
(10,438,993)
$17,934,818
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	For the three months	For the three months
	ended March 31, 2006	ended March 31, 2005
Contract and service revenue
Contract	$1,600,963	$2,543,944
Service	4,845,979	303,564
Other	9,615	1,042
	6,456,557	2,848,550
Cost of sales
Contract	966,696	1,816,028
Service	3,217,795	125,761
	4,184,491	1,941,789
Gross margin	2,272,066	906,761
Operating expense
Project	402,413	333,421
Selling	138,289	181,595
General and administrative	1,626,530	407,783
Non-cash stock compensation	147,950	67,181
	2,315,182	989,980
(Loss) from operations	(43,116)	(83,219)
Interest and other expenses (income)
Net financing expenses	3,049,785	122,073
Amortization of deferred charges	643,689	125,379
Derivative instruments	3,561,544	(1,649,687)
	7,255,018	(1,402,235)
Income (loss) before income taxes	(7,298,134)	1,319,016
Income taxes	-	-
Net income (loss)	(7,298,134)	1,319,016
Other comprehensive income (loss):
Foreign currency translation adjustment	15,704	1,593
Comprehensive income (loss)	$(7,282,430)	$1,320,609
Basic weighted-average shares	32,210,327	30,135,000
Diluted weighted-average shares	32,210,327	30,135,000
Basic earnings (loss) per share	$(0.23)	$0.04
Diluted earnings (loss) per share	$(0.23)	$0.04

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31, 2006	March 31, 2005
Operating activities
Net cash (used in) operating activities	$(1,007,647)	$(799,789)
Investing activities
Purchase of property and equipment	(51,585)	(5,089)
Note receivable	-	(125,000)
Net cash (used in) investing activities	(51,585)	(130,089)
Financing activities
Bank indebtedness	35,935	513,313
Notes payable	(14,494)	125,000
Due to related parties	1,005	628
Term note	2,091,871	-
Repayment of capital lease	(148,427)	-
Repayment of convertible notes	(106,815)	-
Net cash provided by financing activities	1,859,075	638,941
Effect of foreign exchange rate changes on cash	126,794	(14,616)
Net change in cash and cash equivalents	926,637	(305,553)
Cash and cash equivalents, beginning of period	1,756,399	377,677
Cash and cash equivalents, end of period	$2,683,036	$72,124

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2006
(Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2006 and statement of operations and cash flows for the period ended March 31, 2005 and 2006 include the accounts of Creative Vistas, Inc. ("CVAS"), Creative Vistas Acquisition Corp. ("AC Acquisition"), A.C. Technical Systems Ltd. ("AC Technical"), Cancable Holding Corp ("Cancable Holding"), Cancable Inc., Cancable, Inc., Iview Holding Corp. ("Iview Holding"),  and Iview Digital Solutions Inc. ("Iview DSI"). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $7,298,134 and have an accumulated deficit of $10,075,937 at March 31, 2006.

We have outstanding term loans, together with a common stock option and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company into the firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration and Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company has also increased its rates for service provided by AC Technical by 20 percent to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days.

For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this..

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Acquisition

In January 2006, the Company entered into an agreement, through its wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. (“Cancable Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc., an Ontario corporation (“Cancable”). To finance the acquisition, subsidiaries of the Company entered into a loan agreement with Laurus to which the Company became a guarantor.

The Company, Cancable, Cancable Holding, Covington Capital Corporation (“Covington”) and BMO Capital Corporation (“BMO”) entered into a Stock Purchase Agreement for the purchase by Cancable Holding of all the issued and outstanding shares of capital stock and any other equity interests of Cancable.

Cancable and Cancable Holding entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The Cancable Note is secured by all of the assets of the Company and its subsidiaries. The principal amount of the Cancable Note bears interest at prime rate plus one and three quarters percent with a minimum rate of seven percent. Cancable and Cancable Holding have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

In February 2006, the Company and its subsidiaries, Iview Holding Corp., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”), entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries.

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

The Company, Iview Holding and Iview DSI have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

The Transaction described in above relating to the acquisition of Cancable was accounted for as a business combination in accordance with SFAS No. 141.  A summary of the Transaction is presented below:

Fair value of net tangible assets acquired
Cash and bank balances	$1,226,756
Accounts receivable	1,420,863
Inventory and supplies	217,760
Prepaid expenses	225,485
Other current assets	6,766
Property and equipment	2,374,715
Accounts payable and accrued liabilities	(1,962,109)
Accrued interest	(3,175,797)
Convertible subordinated debentures	(2,750,991)
Obligations under capital leases	(1,858,662)
Other liabilities	(201,168)
4,476,382
Capitalized transaction costs	260,023
Goodwill	$4,736,405

Cancable Inc. consolidated unaudited financial information for the three months period ended March 31, 2005 is as follows:

Revenue	$3,236,620

Net (loss)	$(296,395)

3. Note Receivables

On January 12, 2005, the Company entered into a letter of intent to acquire the privately held DataBahn, Inc. (“DataBahn”). DataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation. In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with DataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of a transaction with DataBahn to acquire all its outstanding capital stock or substantially all of its assets. In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matures on March 9, 2007. DataBahn pays interest on a monthly basis from April 8, 2005 and the monthly principal amount of $10,416 will start to be paid from April 8, 2006. The Company has not received the payment on May 22, 2006. The Company is not likely to proceed with the acquisition transaction and is in the process of negotiating the repayment of the entire note receivable.

4. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. The balance carried forwarded from December 31, 2005 was written off due to the entire revolving notes and convertible notes issued on September 30, 2004 were repaid. For the period ended March 31, 2006, the amortization of deferred financing cost approximately $42,583 (2005 - $125,379).

2005
Cost	$823,798
Accumulated amortization	(42,583)
$781,215

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2006	$144,385
2007	177,203
2008	150,054
2009	115,263
2010	107,654
Thereafter	86,656
$781,215

5. Customer List

	2006
		Accumulated
	Cost	Depreciation
Customer list	$16,667	13,461
		$3,206

Amortization expense for the period ended March 31, 2006 amounted to $724 (2005-$1,021). The customer list will be fully amortized in 2006.

6. Revolving Credit Facilities

The Company had a $3,000,000 secured revolving line of credit, including a secured convertible minimum-borrowing note in the amount of $1,000,000 (also see Note 7), with Laurus. The entire revolving line of credit was repaid during the period ended March 31, 2006 through a refinancing transaction happened in February 2006 (see Note 8).

7. Convertible Notes

(a) Private Placement - Laurus Master Fund, Ltd.

On September 30, 2004, the Company entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which the Company issued a Secured Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, a Secured Revolving Note and Secured Convertible Minimum Borrowing Note of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

During the period ended December 31, 2005, a total of 1,000,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note. In accordance with EITF 96-19 the Company reviewed the effect of these changes to the Laurus term note and concluded they should be accounted for as a modification of terms Accordingly, the initial fair value of the warrants was being recognized as additional interest expense over the remaining term of the notes using the effective interest method.

The Notes were repaid during the period ended March 31, 2006 through a refinancing transaction (see Note 8).

(b) Derivative Financial Instruments

We have issued to Laurus warrants and options to purchase up to 5,661,003 shares and 299,997 shares of our common stock at an exercise price of $1.15 to $0.01 per share with a term of seven to ten years. The warrants and options were recorded at fair value and classified as liability. The fair value of the warrants and option at the time of issue was $4,121,367. (Computed using a Black-Scholes model with an interest rate of 3.5% to 4.33%, volatility from 45% to 55%, expected dividend yield of 0%, share price of $0.34 to $1.07 and expected term of seven to ten years respectively).

At March 31, 2006, the following derivative liabilities related to common stock options and warrants issued to Laurus in connection with financing were outstanding:

			Exercise
		Number of	Price
		options or	Per	Value -	Value - March 31,
Issue Date	Expiry Date	warrants	Share	issue date	2006
09-30-2004	09-30-2014	**299,997	$0.01	$318,597	$232,605

09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	641,974

03-31-2005	03-31-2012	100,000	1.20	60,291	29,398

04-30-2005	04-30-2012	100,000	1.01	44,309	33,635

05-31-2005	05-31-2012	100,000	1.01	56,614	33,926

06-22-2005	06-22-2012	313,000	1.00	137,703	107,470

06-30-2005	06-30-2012	100,000	0.90	50,431	36,851

07-31-2005	07-31-2012	100,000	1.05	56,244	33,679

08-31-2005	08-31-2012	100,000	1.05	22,979	33,968

09-30-2005	09-30-2012	100,000	0.80	36,599	34,244

10-31-2005	10-31-2012	100,000	0.80	27,367	34,527

11-30-2005	11-30-2012	100,000	0.80	16,392	40,677

12-31-2005	12-31-2012	100,000	0.80	10,270	40,926

02-13-2006	02-13/2016	2,411,003	0.01	1,913,571	1,865,680

					$3,199,560

** Total number of options issued was 1,499,997. During the quarter ended September 30, 2005, Laurus exercised 1,200,000 options. The remaining number of options was 299,997 as at March 31, 2006.

Since the Convertible Notes issued on September 30, 2004 was repaid during the period ended March 31, 2006, the bifurcated embedded derivative liabilities were reflected in the statement of operations under interest and other expenses.

8.  Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc. (also see Note 2), the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company and its subsidiaries.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until February 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $81,275 commencing from October 1, 2006. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to December 31, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing from March 1, 2007 to February 1, 2009. $4,950,000 is payable on the maturity date.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $8,333 commencing from March 1, 2007 to February 1, 2011. $1,600,000 is payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to February 23, 2011.

Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004 (also see Note 7), the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) (also see Note 6) and such 2004 Notes were subsequently cancelled.

Interest on the term note for the three months period ended March 31, 2006 was $104,912 (2005: $Nil). The minimum fixed monthly principal repayment of $100,000 commences on April 1, 2005, and continues through the September 30, 2007 maturity date.

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,865,000
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on February 13, 2009	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on February 23, 2011	2,000,000
17,115,000
Less: current portion	633,483
$16,481,517

9. Net Financing Expenses

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Capital leases	$51,225	$-
Interest of credit facility	362,959	104,912
Amortization of interest on debt instruments	168,171	-
Interest and penalties on prepayment of convertible notes – cash	539,319	-
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	1,913,571	-
Others	14,540	17,161
	$3,049,785	$122,073

10. Other Notes Payable

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

Interest expense recognized for the period was $3,043 (2005 - $5,911).

The principal payments for the next two fiscal years and thereafter are as follows:

Year	Amount
2006	$128,205
2007	28,490
$156,695

11. Note Payable to Related Parties

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

Interest expense recognized for the period was $11,250 (2005 - $11,250).

12. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2006, the Company entered into two consulting agreements by issuing 120,000 shares stock in consideration for investor relations services rendered with the fair value of $65,000. Total recognized consulting expenses for the period ended March 31, 2006 relating to the above shares are $65,000. Additionally, the Company entered into another consulting agreement by issuing 75,000 shares in consideration for advisory service rendered with the fair value of $41,250. The expense was recorded under deferred compensation.

Options

During fiscal year 2004, the Company granted 1,499,997 options to purchase a maximum of 1,499,997 shares of common stock. All the options granted are pursuant to issuance of debt. These options allow the holders to buy the Company’s common stock at a price of two-thirds of a cent per share and expire on September 30, 2014. The options related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discount on notes of the convertible notes. The fair value of options issued was $1,593,400. 1,200,000 options were exercised during the year ended December 31, 2005.

Warrants

During fiscal year 2004, the Company granted 2,989,500 warrants to purchase a maximum of 2,989,500 shares of common stock. Of the warrants granted, 2,250,000 warrants were issued pursuant to issuance of debt with the balance of 739,500 warrants issued pursuant to consulting and investment banking fees. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt. The fair value of the warrants issued was $1,370,000. In addition, the warrants issued pursuant to consulting and investment banking fees were recorded at fair value by using the Black-Scholes option pricing model and part of the costs were recorded as deferred financing costs. The entire deferred costs were written off during the first quarter of fiscal 2006 due to the entire 2004 Note was repaid. The fair value of the warrants issued was $425,000. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, volatility of 55%, share price of $1.07 and contractual lives of 5 to 7 years.

During the year ended December 31, 2005, the Company additionally granted 1,313,000 warrants to purchase a maximum 1,313,000 shares of common stock. Of the warrants granted, 1,000,000 warrants were issued to postpone scheduled principal payments in respect of Term Note with the balance of 313,000 warrants issued pursuant to Laurus waiving the payment of penalties for failure to have an effective registration statement. The warrants related to the debt were recorded at fair value by using the Black-Scholes option pricing model as discounts on notes of the convertible debt. The fair value of warrants issued was $381,496. In addition, the warrants issued pursuant to waiver of the payment of the penalties were recorded at fair value by using the Black-Scholes option pricing model under the general and administration expenses. The fair value of the warrants issued was $137,703. The fair value of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 3.8% to 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.80 to $1.10 and contractual lives of 7 years.

These warrants allow the holders to buy the Company’s common stock at prices ranging from $0.33 to $1.20 per share and expire at various dates between September 30, 2009 and December 31, 2012. No warrants were exercised during the period.

During the period ended March 31, 2006, the Company granted 2,411,003 warrants to purchase a maximum 2,411,003 shares of common stock. The fair value of warrants issued was $1,913,571. The fair values of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.58%, expected dividend yield of 0%, volatility of 45%, share price of $0.80 and expired on February 13, 2016.

13. Diluted Loss Per Share

Total number of common stock equivalent that would be issued upon warrants, options or equivalent of debts included from the calculation of diluted loss per share for the period ended March 31, 2005 was 11,940,741. These common stock equivalents were not included in the diluted loss per share calculations because they are anti-dilutive.

14. Subsequent Events

Subsequent to period end, the Company entered into another consulting agreement by issuing 50,000 shares of stock in consideration for investor relations services rendered.

15. Contingencies

The Company is potentially liable for $100,000 relating to a claim by a few suppliers.

16. Major Customers

During the three months ended March 31, 2006, the Company derived 56% of its revenue from a single customer.

17. Segment Information

We determine and disclose our segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

Cancable

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

AC Technical

A.C. Technical Systems Ltd. (“AC Technical”), a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems.

Iview DVSI

Iview Digital Solutions Inc. (“Iview DVSI”), a corporation incorporated under the laws of the Province of Ontario. It is a newly formed subsidiary incorporated in late 2005 to focus on providing video surveillance products and technologies to the market.

The following table presents financial information with respect to the segments that management uses to make decisions. There was no information of Cancable as the Company acquired and completed on January 1, 2006. The relative financial information for the period ended March 31, 2005 can be referred to Note 2.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Sales:
Cancable	$4,534,813	$-
AC Technical	1,886,396	2,848,550
Iview DVSI	35,348	-
Consolidated Total	$6,456,557	$2,848,550
Depreciation and amortization:
Cancable	$315,558	$-
AC Technical	8,164	12,742
Consolidated Total	$323,722	$12,742
Net Income (Loss):
Cancable	$(11,890)	$-
AC Technical	88,755	86,956
Iview DVSI	(27,747)	-
Corporate (1)	(7,347,252)	1,232,060
Consolidated Total	$(7,298,134)	$1,319,016
Property, plant and equipment, net:
Cancable	$2,115,265	$-
AC Technical	790,714	815,879
Consolidated Total	$2,905,979	$815,879

(1)
Corporate expenses primarily include certain stock-based compensation and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Contract	$1,600,963	$2,543,944
Service	4,845,979	303,564
Others	9,615	1,042
Total sales to external customer	$6,456,557	$2,848,550

All revenue generated by the Company was in Canada.

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

Results of Operations
Comparison of Period Ended March 31, 2006
to Period Ended March 31, 2005

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month periods ended March 31, 2006 to the comparable period in 2006.

Sales: Sales for the three months period ended 2006 increased 126% to $6,456,600 from $2,848,600 for the three months period ended 2005. The acquisition of Cancable Inc was responsible for all of the increase in revenues. The revenue from Cancable was $4,534,800.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the first quarter of fiscal 2006 was $4,534,800. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the first quarter of fiscal 2006 was approximately $3,596,500 or 79.3% of its total revenue.

(b) AC Technical segment - Contract revenue declined to $1,600,900 in the first quarter or 37% for the three months ended March 31, 2006 compared to $2,543,900 in the same period of fiscal 2005. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the first quarter ended March 31, 2006, contract revenue from three of our major customers was $480,000 or 30% of total contract revenue. Service revenue generated increased 2.5% to $311,000 for the first quarter of fiscal 2006 from $303,500 for the same period of fiscal 2005. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government, commercial and health sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers or obtain additional projects from existing customers.

(c) Iview Segment - Iview DVSI is in the process of initiating a sales and marketing campaign. It has received a number of inquiries relating to its product line. The revenue for the first quarter of fiscal 2006 was $30,000.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended March 31, 2006 was $4,184,500 or 64.8% of revenues compared to $1,941,800 or 68.2% of revenues for the three months period ended March 31, 2005. (a) Cancable segment - Cost of sales of this segment was $3,298,800 for the three month period ended March 31, 2006 which mainly comprises of labor expenses $2,204,600, vehicle expenses $499,100 and material cost $472,600. (b) AC Technical segment - Cost of sales of this segment was $966,700. The material cost was $594,000 or 31.1% of the AC Technical revenue for the three months ended March 31, 2006 compared to $1,362,000 or 47.8% of revenues in the same period of fiscal 2005. The decreased in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, the labor and subcontractor cost decreased to $368,600 or 19.2% of AC Technical revenues for the three months ended March 31, 2006 and $528,000 or 18.5% of AC Technical revenues for fiscal 2005. Decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The percentage of the labor and subcontractor cost has no material fluctuation for two years.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended March 31, 2006 was $2,315,182 or 35.9% of revenues for the three month period ended 2006 compared to $989,980 or 34.8% of revenues for the same period of fiscal 2005. The balance is mainly comprised of the following:

Project cost was $402,400 or 6.2% of revenue for three months ended March 31, 2006 compared to $333,400 or 11.7% for the same period of fiscal year 2005. Balance mainly includes the salaries and benefits of indirect staff amounted to $191,867 in the first quarter of fiscal 2006 compared to $157,000 for the same period of fiscal 2005. The increase in expenses was mainly due to more headcounts. The automobile and travel expenses approximately $112,800 or 1.7% for the three month period ended March 31, 2006 compared to $125,500 for the same period of fiscal 2005. All expenses were consistent with the same period of fiscal 2005.

Selling expenses was $138,300 or 2.1% of revenues for the three months period ended 2006 compared to $182,000 or 6.4% of revenues for the first quarter of fiscal 2005. As at March 31, 2006, we have 5 salespersons, which were 9 as at March 31, 2005. Balance for the three months period ended March 31, 2006 is mainly comprised of salaries and commission to salespersons of $44,000 compared to $94,000 for the same period of fiscal 2005. The decrease was mainly due to the decrease in headcounts. The decrease was offset by the increase in meals and entertainment and trade show expenses.

General and administrative cost was $1,626,530 or 25.2% of revenues for the three months period ended 2006 compared to $407,800 or 14.3% for fiscal 2005. The balance for the three months period ended March 31, 2006 mainly is comprised of $199,500 of professional fees related to fees for the quarterly reports, registration statements and other corporate matters. In addition, investor relations expenses amounted to $39,000 for the three months period ended March 31, 2006. Total salaries and benefits to administrative staff to $316,000 for the first quarter of 2006 compared to $104,000 for the same period last year. The increase was mainly due to the salaries and benefits of Cancable segment were $206,800. Total depreciation of property plant and equipment was $323,000 for the first quarter of fiscal 2006 compared to $12,000 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipments of Cancable segment.

Non-cash stock compensation cost was $147,950 or 2.3% of revenues for the three months period ended 2006 compared to $67,200 or 2.4% of revenues for fiscal 2005. Balance mainly represents payment for investor relations services.

Interest and other Expenses (Income): Interest and net other expenses for the three months ended March 31, 2006 of $7,255,000 or 112.4% of revenues compared to net income of $1,402,200 or 49% of the revenues for the same period of fiscal 2005. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $643,700 compared to $125,300 for the same period of fiscal 2005. The increase was mainly due to the deferred financing costs amounted to $600,500 carried forward from the fiscal 2005 was written off during the first quarter of fiscal 2006. It was due to the Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 through a refinancing transaction (details refer to Note 2 and 8 of the financial statements). Additionally, interest expenses increased from $122,073 or 1.9% of revenues compared to $3,049,800 or 47.2% of revenues for the same period of fiscal 2005. The balance for the first quarter of fiscal 2006 included the 2,411,003 warrants issued to Laurus with market value of $1,913,600 at the date of issuance, and cash payment of $539,300 as the penalties of the prepayment of the entire loans to Laurus. Also, the balance also included interest payable to the Laurus of $364,000. The changes of derivative instruments expenses were $3,561,500 compared to income of $1,649,687 for the same period of fiscal 2005.

Income taxes: No income tax provision for the period ended March 31, 2006 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the three months ended March 31, 2006 was $$7,298,100 compared to net income of $1,319,016 for the three months period ended March 31, 2005. The net income for the three months ended March 31, 2005 was attributed to the unrealized gain on remeasurement of derivative instruments amounting to $1,649,700, which was offset by the amortization of deferred charges, amounted to $125,000. The net loss for the three months ended March 31, 2006, relates principally to derivative losses of $3,561,500, additional financing expenses for the refinancing transactions of $2,452,900 and additional costs for acquisition of Cancable amounted to $260,000

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2006, we had $2,683,036 in cash. Additionally we had $500,000, which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, the $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2006, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,007,600 for the three months ended March 31, 2006. The changes in operating assets and liabilities resulted in a use of cash of $998,800, which included a $819,600 increase in accounts receivable, a $34,500 decrease in inventory, a $32,400 increase in prepaid expenses, a $411,619 decrease in accounts payable, a $214,300 decrease in income taxes recoverable and a $12,100 increase in deferred revenue.

Compared the balance sheet as at March 31, 2006 to December 31, 2005

Accounts Receivable

Our accounts receivable increased by approximately $819,600 compared to the balance as at December 31, 2005 which was mainly due to the increase in revenue in the first quarter of 2006 and more government related jobs in the first quarter, which have a longer payment cycle than the non-government jobs. Approximately 70% of the accounts receivable outstanding at March 31, 2006 were less than 90 days old.

Inventory

Inventory on hand at March 31, 2006 decreased 9% compared to the balance as at December 31, 2005. The level of inventory remains consistent with the balance as December 31, 2005, which was mainly due to the improvement of inventory, control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable approximately decreased to $4,437,000 compared to the balance as at December 31, 2005, which was mainly due to the decrease in purchases of material, in the last two months of the quarter and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased by $12,000 at March 31, 2006 compared to the balance as at December 31, 2005. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $51,600 for the three months ended March 31, 2006 compared to $130,000 used for the three months ended March 31, 2005. Last year balance was mainly due to the note receivable to dataBahn amounted to $125,000. The balance for the current period was mainly due to the purchase of property and equipment of the Company.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,859,100 for the three months ended March 31, 2006 compared to net cash provided $638,900 for the three months period ended March 31, 2005. The increase in balance mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The whole entire revolving loans and convertible debts were repaid during the same period (see also Note 6, 7 and 8).

We plan to adopt an incentive stock option plan in the second quarter of the fiscal 2006.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained additional funding through a series of agreements entered with Laurus (see details on Note 1 and 7 in the condensed consolidated financial statements). In 2006, the Company through its wholly owned subsidiary acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. Also, the Company has completed the refinancing transaction in February 2006; the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

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

Recent Accounting Pronouncements -

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

This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

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

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instrument. See our Form 10-KSB for the year ended December 31, 2005, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2005 Annual Report on Form 10-KSB under the caption “Risk Factors.”

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: May 22, 2006