Form 10QSB
period 2006-06-30
CREATIVE VISTAS INC
filed 2006-08-15
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 32,389,262 shares of common stock, no par value per share, outstanding.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART II.
OTHER INFORMATION

-i-

PART I. Financial Information
Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheet (Unaudited)	June 30, 2006
Assets
Current Assets
Cash and bank balances	$2,930,763
Accounts receivable, net of allowance for doubtful accounts $218,120	4,304,130
Income tax recoverable	229,947
Inventory and supplies	796,876
Prepaid expenses	271,495
Note receivable	125,000
Due from related parties	2,281
Total current assets	8,660,492
Property plant and equipment, net of depreciation	3,027,586
Restricted cash	442,819
Deferred financing costs, net	761,469
Deferred income taxes	36,189
Customer list	2,235
Goodwill	4,736,405
$17,667,195
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$4,431,516
Current portion of obligation under capital leases	644,016
Deferred income	21,122
Deferred income taxes	25,858
Current portion of term notes	1,327,201
Current portion of other notes payable	119,040
Due to related parties	526
Total current liabilities	6,569,279
Term notes	15,787,799
Notes payable to related parties	1,500,000
Obligation under capital lease	1,064,918
Due to related parties	206,120
Derivative financial instruments	2,425,717
27,553,833
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares, 32,372,596 issued

Common stock
Deferred compensation	(36,100)
Additional paid-in capital	(139,395)
Accumulated other comprehensive income	(325,462)
Accumulated (deficit)	(9,385,681)
(9,886,638)
$17,667,195

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Contract and service revenue
Contract	$1,305,993	$2,050,122	$2,906,956	$4,594,066
Service	5,833,441	235,989	10,679,420	539,553
Others	18,273	3,126	27,888	4,168
	7,157,707	2,289,237	13,614,264	5,137,787
Cost of sales
Contract	851,901	1,704,245	1,818,597	3,520,273
Service	3,942,787	88,037	7,160,582	213,798
	4,794,688	1,792,282	8,979,179	3,734,071
Gross margin	2,363,019	496,955	4,635,085	1,403,716
Operating expense
Project	289,718	352,701	692,131	686,122
Selling	161,982	239,648	300,271	421,243
General and administrative	1,302,756	549,771	2,929,286	957,554
General and administrative - Non-cash stock compensation	138,250	31,310	286,200	98,491
	1,892,706	1,173,430	4,207,888	2,163,410
Income (Loss) from operations	470,313	(676,475)	427,197	(759,694)
Interest and other expenses (income)
Net financing expenses	503,656	95,610	3,553,441	217,683
Amortization of deferred charges	50,245	115,403	693,934	240,782
Liquidated damages	—	137,703	—	137,703
Derivative instruments	(773,843)	(913,387)	2,787,700	(2,563,074)
	(219,942)	(564,671)	7,035,075	(1,966,906)
Income (loss) before income taxes	690,255	(111,804)	(6,607,878)	1,207,212
Income taxes	—	—	—	—
Net income (loss)	690,255	(111,804)	(6,607,878)	1,207,212
Other comprehensive income (loss):
Foreign currency translation adjustment	(276,151)	7,636	(260,447)	9,229
Comprehensive income (loss)	$414,104	$(104,168)	$(6,868,325)	$1,216,441
Basic weighted-average shares	32,345,686	30,246,177	32,276,826	30,190,895
Diluted weighted-average shares	34,948,619	30,246,177	32,276,826	30,190,895
Basic earnings (loss) per share	$0.02	$(0.01)	$(0.21)	$0.04
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.21)	$0.04

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six months ended June 30, 2006	For the Six months ended June 30, 2005
Cash provided by (used in)
Operating activities
Net cash (used in) operating activities	$(997)	$(840,387)
Investing activities
Proceeds of sales of property and equipment	156,213	—
Purchase of property and equipment	(380,686)	(5,089)
Note receivable	—	(125,000)
Net cash (used in) investing activities	(224,473)	(130,089)
Financing activities
Proceeds from bank indebtedness	35,935	323,156
Repayment from notes payable	(59,461)
Due to related parties	(448)	628
Proceeds from term note	2,091,871	—
Repayment of capital lease	(229,321)	—
Restricted cash	80,053	—
Repayment of convertible notes	(106,815)	1,250,000
Net cash provided by financing activities	1,811,814	1,573,784
Effect of foreign exchange rate changes on cash	(411,980)	68,449
Net change in cash and cash equivalents	1,174,364	671,757
Cash and cash equivalents, beginning of period	1,756,399	377,677
Cash and cash equivalents, end of period	$2,930,763	$1,049,434

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2006
(Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2006, and statement of operations and cash flows for the period ended June 30, 2005 and 2006, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding (“Cancable Holding”), Cancable Inc., Cancable, Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $6,607,878 for the six months ended June 30, 2006 and have an accumulated deficit of $9,886,638 at June 30, 2006.

We have outstanding term loans, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company has also increased its rates for service provided by AC Technical by 20 percent to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days.

For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Earning (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. An adjustment to earnings per share calculation includes reversing the changes in derivative instruments. The Company has reported a net income for the three months period ended June 30, 2005 and an adjusted net loss for the six months period ended June 30, 2005.

2.	Acquisition

In January 2006, the Company entered into an agreement, through its wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. (“Cancable Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc., an Ontario corporation (“Cancable”). To finance the acquisition, subsidiaries of the Company entered into a loan agreement with Laurus Master Fund, Ltd. a Cayman Islands Company, to which the Company became a guarantor.

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

In February 2006, the Company and its subsidiaries, Iview Holding Corp., a newly formed Delaware corporation and direct subsidiary of the Company (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”), entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries.

 Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004, and the Secured Revolving Note dated September 30, 2004, (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

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

The Transaction described in above relating to the acquisition of Cancable was accounted for as a business combination in accordance with SFAS No. 141.  A summary of the Transaction is presented below:

Fair value of net tangible assets acquired
Cash and bank balances	$1,226,756
Accounts receivable	1,420,863
Inventory and supplies	217,760

Prepaid expenses	225,485
Other current assets	6,766
Property and equipment	2,374,715
Accounts payable and accrued liabilities	(1,962,109)
Accrued interest	(3,175,797)
Convertible subordinated debentures	(2,750,991)
Obligations under capital leases	(1,858,662)
Other liabilities	(201,166)
4,476,382
Capitalized transaction costs	260,023
Goodwill	$4,736,405

3.	Note Receivables

On January 12, 2005, the Company announced that AC Technical entered into a letter of intent to acquire the privately held DataBahn, Inc. (“DataBahn”). DataBahn is based in Farmers Branch, Texas, and provides solutions to connect consumers and commercial users by providing satellite-based internet, voice and data services to the emerging broadband mobile communications markets. The acquisition is subject, among other things, to due diligence and the negotiation of definitive documentation. In furtherance of this acquisition, the Company entered into a Security Agreement and Secured Promissory Note Purchase Agreement with DataBahn, Inc. on March 9, 2005. Pursuant to these agreements, the Company is negotiating the terms of a transaction with DataBahn to acquire all its outstanding capital stock or substantially all of its assets. In order to meet certain financial obligations of dataBahn, the Company purchased a Secured Promissory Note amounting to $125,000 from dataBahn. The secured two-year promissory note bears interest at 10% and matures on March 9, 2007. DataBahn is required to pay interest on a monthly basis from April 8, 2005, and the monthly principal amount of $10,416 will start to be paid from April 8, 2006. The Company has not received any payment during the period end June 30, 2006. Subsequent to June 30, 2006, the Company has signed a settlement agreement whereby the principal and the interest will be released in August 2006.

4.	Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. The balance carried forwarded from December 31, 2005 was written off due to the entire revolving notes and convertible notes issued on September 30, 2004 were repaid. For the period ended June 30, 2006, the amortization of deferred financing cost was approximately $92,830 (2005 - $240,782).

2006
Cost	$855,617
Accumulated amortization	(94,148)
$761,469

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2006	$99,522
2007	183,423
2008	155,415
2009	120,131
2010	112,460
Thereafter	90,518
$761,469

5.	Customer List

	2006
	Cost	Accumulated Depreciation
Customer list	$22,320	20,085
		$2,235

Amortization expense for the period ended June 30, 2006 amounted to $1,848 (2005-$2,024). The customer list will be fully amortized in 2006.

6.	Revolving Credit Facilities

The Company had a $3,000,000 secured revolving line of credit, including a secured convertible minimum borrowing note in the amount of $1,000,000 (see Note 7), with Laurus. The entire revolving line of credit was repaid during the period ended March 31, 2006 through a refinancing transaction in February 2006 (see Note 8).

7.	Convertible Notes

(a) Private Placement - Laurus Master Fund, Ltd.

On September 30, 2004, the Company entered into a series of agreements with Laurus pursuant to which the Company issued a Secured Convertible Term Note in the principal amount of $4,500,000 due September 30, 2007, a Secured Revolving Note and Secured Convertible Minimum Borrowing Note of up to a maximum aggregate amount of $2,000,000 and $1,000,000 due September 30, 2007, a common stock purchase warrant and a stock purchase option.

During the period ended December 31, 2005, a total of 1,000,000 warrants were issued in exchange for the postponement by Laurus of scheduled principal payments under the Term Note. In accordance with EITF 96-19 the Company reviewed the effect of these changes to the Laurus term note and concluded they should be accounted for as a modification of terms. Accordingly, the initial fair value of the warrants was being recognized as additional interest expense over the remaining term of the notes using the effective interest method.

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

At June 30, 2006, the following derivative liabilities related to common stock options and warrants issued to Laurus in connection with financing were outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - March 31, 2006	Value - June 30, 2006
09-30-2004	09-30-2014	**299,997	$0.01	$318,597	$232,605	$187,627
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	641,974	418,596
03-31-2005	03-31-2012	100,000	1.20	60,291	29,398	19,455
04-30-2005	04-30-2012	100,000	1.01	44,309	33,635	22,840
05-31-2005	05-31-2012	100,000	1.01	56,614	33,926	23,096
06-22-2005	06-22-2012	313,000	1.00	137,703	107,470	73,362
06-30-2005	06-30-2012	100,000	0.90	50,431	36,851	25,490
07-31-2005	07-31-2012	100,000	1.05	56,244	33,679	22,951
08-31-2005	08-31-2012	100,000	1.05	22,979	33,968	23,205
09-30-2005	09-30-2012	100,000	0.80	36,599	34,244	23,449
10-31-2005	10-31-2012	100,000	0.80	27,367	34,527	23,698
11-30-2005	11-30-2012	100,000	0.80	16,392	40,677	28,727
12-31-2005	12-31-2012	100,000	0.80	10,270	40,926	28,954
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	1,865,680	1,504,267
					$3,199,560	$2,425,717

** Total number of options issued was 1,499,997. During the quarter ended September 30, 2005, Laurus exercised 1,200,000 options. The remaining number of options was 299,997 as of June 30, 2006.

Since the Convertible Notes issued on September 30, 2004 was repaid during the period ended March 31, 2006, the bifurcated embedded derivative liabilities were reflected in the statement of operations under interest and other expenses.

8.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc. (see Note 2), the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company and its subsidiaries.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until February 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $81,726 commencing from October 1, 2006. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to December 31, 2011.

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009. $4,950,000 is payable on the maturity date.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $8,333 commencing March 1, 2007 to February 1, 2011. $4,950,000 is payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to December 31, 2011.

Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004 (also see Note 7), the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) (see Note 6) and such 2004 Notes were subsequently cancelled.

Interest on the term note for the six months period ended June 30, 2006 was $429,999 (2005: $104,912). The minimum fixed monthly principal repayment of $100,000 commenced on April 1, 2005, and continues through the September 30, 2007 maturity date.

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,865,000
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	2,000,000
17,115,000
Less: current portion	1,327,201
$15,787,799

9.	Net Financing Expenses

	Six months ended	Six months ended
	June 30, 2006	June 30, 2005
Capital leases	$107,413	$—
Interest of credit facility	796,579	186,692
Amortization of interest on debt instruments	168,171	—
Interest and penalties on prepayment of convertible notes - cash	539,319	—
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	1,913,571	—
Others	28,388	30,991
	$3,553,441	$217,683

10.	Other Notes Payable

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

Interest expense recognized for the period was $5,641 (2005 - $8,491).

The principal payments are as follows:

Year	Amount
2006	$89,280
2007	29,760
$119,040

11.	Note Payable to Related Parties

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal bears interest at 3% per annum with no fixed terms of repayment. The notes each with an amount of $750,000 are due to The Burns Trust (the Company’s president is one of the beneficiaries of the trust) and the Navaratnam Trust (the Company’s CEO is one of the beneficiaries of the trust), respectively. During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s CEO is the shareholder of Malar Trust Inc.).

Interest expense recognized for the period was $22,500 (2005 - $22,500).

12.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2006, the Company entered into two consulting agreements by issuing 125,000 shares stock in consideration for investor relations services rendered with the fair value of $65,000. Total recognized consulting expenses for the period ended June 30, 2006 relating to the above shares are $65,000. Additionally, the Company entered into another consulting agreement by issuing 75,000 shares in consideration for advisory service rendered with the fair value of $41,250. Total recognized advisory service expenses for the period ended June 30, 2006 relating to the above shares are $41,250.

During the period ended June 30, 2006, the Company entered into three consulting agreements by issuing 70,880 shares stock in consideration for investor relations and consulting services rendered with the fair value of $52,050. Total recognized consulting expenses for the period ended June 30, 2006 relating to the above shares are $39,050. The remaining balance was recorded under deferred compensation.

Options

On June 30, 2006, the Company granted 2,317,000 options to purchase a maximum of 2,317,000 shares of common stock to employees. The options allow the holders to buy the Company’s common stock at a price of $0.63 per share and expire on June 30, 2011.

The Company’s Stock Option Plan is intended to provide incentives for key employees, directors, consultants and other individuals providing services to the Company by encouraging their ownership of the common stock of the Company and to aid the Company in retaining such key employees, directors, consultants and other individuals upon whose efforts the Company’s success and future growth depends and in attracting other such employees, directors, consultants and individuals.

The Plan is administered by the Board of Directors, or its Compensation Committee. Under the Plan, options on a total of 4,000,000 shares of common stock may be issued. Shares of common stock covered by options which have terminated or expired prior to exercise are available for further options under the Plan. The maximum aggregate number of shares of Stock that may be issued under the Plan as “incentive stock options” is

3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided, however, that the Board of Directors may at any times prior to that date terminate the Plan.

Options under the Plan may be granted to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company. Options may be granted to eligible individuals whether or not they hold or have held options previously granted under the Plan or otherwise granted or assumed by the Company. In selecting individuals for options, the Committee may take into consideration any factors it may deem relevant, including its estimate of the individual’s present and potential contributions to the success of the Company.

The Committee may, in its discretion, prescribe the terms and conditions of the options to be granted under the Plan, which terms and conditions need not be the same in each case, subject to the following:

a. Option Price. The price at which each share of common stock covered by an option granted under the Plan may be purchased may not be less than the market value per share of the common stock on the date of grant of the option. The date of the grant of an option shall be the date specified by the Committee in its grant of the option, which date will normally be the date the Committee determines to make such grant.

b. Option Period. The period for exercise of an option shall in no event be more than five years from the date of grant. Options may, in the discretion of the Committee, be made exercisable in installments during the option period.

c. Exercise of Options. For the purpose of assisting an Optionee to exercise an option, the Company may make loans to the Optionee or guarantee loans made by third parties to the Optionee, on such terms and conditions as the Board of Directors may authorize. In no event shall any option be exercisable more than five years from the date of grant thereof.

d.  Lock-Up Period. Without the consent of the Company, an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the optionee exercises the option. The Committee may impose such other terms and conditions, not inconsistent with the terms of the Plan, on the grant or exercise of options, as it deems advisable.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate employee termination within the valuation model. Because the Company has not previously granted options to employees, for purposes of the valuation model, the Company has assumed that the life of the options will be equal to one-half of the combined vesting period and contractual life (i.e., that employees will exercise the options at the midpoint between the vesting and expiry date of the options). The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

On June 30, 2006, options to purchase 2,317,000 shares of common stock were issued under the Plan. These options vest ratably in annual installments, over the four year period from the date of grant. As of June 30, 2006, there was $508,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. No options were vested as of June 30, 2006.

June 30, 2006

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan as of June 30, 2006, and changes during the six month then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	—	—
Granted	2,317,000	$0.63
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2006	2,317,000	$0.63	5.0	$—

Exercisable at June 30, 2006	—	—	—	—

Warrants

During the period ended June 30, 2006, the Company granted 2,411,003 warrants to purchase a maximum 2,411,003 shares of common stock. The fair value of warrants issued was $1,913,571. The fair values of the above warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.01 and unlimited contractual lives.

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the three and six months ended June 30, 2006 and as of that date, we had the following warrants outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for
09-30-2004	09-30-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$0.33	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	Financing
03-31-2005	03-31-2012	100,000	1.20	60,291	Financing
04-30-2005	04-30-2012	100,000	1.01	44,309	Financing
05-31-2005	05-31-2012	100,000	1.01	56,614	Financing
06-22-2005	06-22-2012	313,000	1.00	137,703	Financing
06-30-2005	06-30-2012	100,000	0.90	50,431	Financing
07-31-2005	07-31-2012	100,000	1.05	56,244	Financing
08-31-2005	08-31-2012	100,000	1.05	22,979	Financing
09-30-2005	09-30-2012	100,000	0.80	36,599	Financing
10-31-2005	10-31-2012	100,000	0.80	27,367	Financing
11-30-2005	11-30-2012	100,000	0.80	16,392	Financing
12-31-2005	12-31-2012	100,000	0.80	10,270	Financing
02-13-2006	02-13/2016	2,411,003	0.01	1,913,571	Financing
		6,713,503

13.	Subsequent Events

Subsequent to period end, the Company entered into a consulting agreement by issuing 16,667 shares of stock in consideration for investor relations services rendered.

14.	Contingencies

The Company is potentially liable for $100,000 relating to a claim by a few suppliers.

15.	Major Customers

During the six months ended June 30, 2006, the Company derived 58.8% of its revenue from a single customer.

16.	Segment Information

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

Cancable

Cancable Inc. (“Cancable”) is a Canadian based entity involved the provisioning, deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Sales:
Cancable	$10,069,994	$—
AC Technical	3,490,649	5,137,787
Iview	53,621	—
Consolidated Total	$13,614,264	$5,137,787
Depreciation and amortization:
Cancable	$567,223	$—
AC Technical	20,467	25,081
Consolidated Total	$587,690	$25,081
Net Income (Loss):
Cancable	$381,622	$—
AC Technical	48,635	(457,441)
Iview	(90,585)	—
Corporate (1)	(6,947,550)	1,664,653
Consolidated Total	$(6,607,878)	$1,207,212
Property, plant and equipment, net:
Cancable	$2,212,722	$—
AC Technical	814,864	784,490
Consolidated Total	$3,027,586	$784,490

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Contract	$2,906,956	$4,594,066
Service	10,679,420	539,553
Others	27,888	4,168
Total sales to external customers	$13,614,264	$5,137,787

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

Results of Operations
Comparison of Three Months Period Ended June 30, 2006
to Period Ended June 30, 2005

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month period ended June 30, 2006, to the comparable period in 2006.

Sales: Sales for the three months period ended 2006 increased 212.7% to $7,157,800 substantially from $2,289,200 for the three months period ended 2005. The acquisition of Cancable Inc, was responsible for all of the increase in revenues. The revenue from Cancable was $5,535,200.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the second quarter of fiscal 2006 was $5,535,200. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the second quarter of fiscal 2006 was approximately $4,409,100 or 79.6% of its total revenue.

(b) AC Technical segment - Contract revenue declined to $1,306,000 in the second quarter or 18.3% for the three months ended June 30, 2006, of total revenue compared to $2,050,100 in the same period of fiscal 2005. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the second quarter ended June 30, 2006, contract revenue from three of our major customers was $379,600 or 29% of total contract revenue. Service revenue generated increased 26% to $298,200 for the second quarter of fiscal 2006 from $235,900 for the same period of fiscal 2005. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended June 30, 2006 was $4,794,700 or 66.9% of revenues compared to $1,792,300 or 78.3% of revenues for the three months period ended June 30, 2005. (a) Cancable segment - Cost of sales of this segment was $3,942,800 for the three months period ended June 30, 2006, which is comprised principally of labor expenses $2,774,500, vehicle expenses $505,000 and material cost $522,900. (b) AC Technical segment - Cost of sales of this segment was $851,900. The material cost was $552,700 or 34.5% of the AC Technical revenue for the three months ended June 30, 2006 compared to $1,188,000 or 52.0% of revenues in the same period of fiscal 2005. The decreased in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, the labor and subcontractor cost decreased to $286,918 or 17.9% of AC Technical revenues for the three months ended June 30, 2006 and $558,600 or 24.4% of AC Technical revenues for fiscal 2005. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The decrease in percentage of the labor and subcontractor cost was mainly due to a better control of the labor and subcontractor cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended June 30, 2006 was $1,892,800 or 26.4% of revenues for the three months period ended 2006 compared to $1,173,400 or 51.3% of revenues for the same period of fiscal 2005. The balance is mainly comprised of the following:

Project cost was $289,700 or 4.1% of revenue for three months ended June 30, 2006, compared to $352,700 or 15.4% for the same period of fiscal year 2005. The balance mainly includes the salaries and benefits of indirect staff amounting to $181,100 in the second quarter of fiscal 2006 compared to $155,100 for the same period of fiscal 2005. The increase in expenses was mainly due to increase in headcounts. The automobile and travel expenses of approximately $93,400 or 1.4% for the three months period ended June 30, 2006 compared to $134,400 for the same period of fiscal 2005. The decrease in balance was mainly due to less travel by the staff and decrease in the number of vehicles.

Selling expenses was $162,000 or 2.3% of revenues for the three months period ended 2006 compared to $239,600 or 10.5% of revenues for the first quarter of fiscal 2005. As at June 30, 2006, we have 4 salespersons, which were 9 as at June 30, 2005. The balance for the three months period ended June 30, 2006 is mainly comprised of salaries and commission to salespersons of $115,500 compared to $175,200 for the same period of fiscal 2005. The decrease was mainly due to the decrease in headcounts. The advertising and promotion expenses were $28,700 in the second quarter of fiscal 2006 compared to $34,100 for the same period of fiscal 2005 with no material fluctuation.

General and administrative expenses were $1,441,000 or 20.1% of revenues for the three months period ended 2006 compared to $581,100 or 25.3% for fiscal 2005. The balance for the three months period ended June 30, 2006 is mainly comprised of $115,600 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $152,450 for the three months period ended June 30, 2006 compared to $59,000 for the same period last year. Total salaries and benefits to administrative staff were $897,900 for the second quarter of 2006 compared to $121,800 for the same period last year. The increase was mainly due to the salaries and benefits of Cancable segment of $785,700 which included accrued bonus for 2006 of $269,700. Total depreciation of property plant and equipment was $263,900 for the second quarter of fiscal 2006 compared to $12,300 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipments of Cancable segment.

Interest and other Expenses (Income): Interest and net other income for the three months ended June 30, 2006, was $219,900 or 3.1% of revenues compared to net income of $564,700 or 24.7% of the revenues for the same period of fiscal 2005. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $50,245 compared to $115,400 for the same period of fiscal 2005. The decrease was mainly due to the deferred financing costs of $600,500 carried forward from the fiscal 2005 was written off during the first quarter of fiscal 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004, through a refinancing transaction. Additionally, interest expenses increased from $95,600 or 4.2% of revenues compared to $503,700 or 7.0% of revenues for the same period of fiscal 2005. The increase in balance was mainly due to the Laurus loans which increased to $17,115,000 as at June 30, 2006, from $7,261,000 as at June 30, 2005. The changes of derivative instruments income were $773,843 compared to income of $913,387 for the same period of fiscal 2005.

Income taxes: No income tax provision for the period ended June 30, 2006, which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the three months ended June 30, 2006 was $$690,300 compared to net loss of $111,800 for the three month period ended June 30, 2005. The Company’s operating income was $470,300 for the second quarter of fiscal 2006 compared to operating loss $676,500 for the same period of fiscal 2005. The growth was mainly due to the acquisition of Cancable at the beginning of fiscal 2006.

Results of Operations
Comparison of Six Months Period Ended June 30, 2006
to Period Ended June 30, 2005

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first six month period ended June 30, 2006, to the comparable period in 2006.

Sales: Sales for the six months period ended 2006 increased 164% to $13,614,300 from $5,137,800 for the six months period ended 2005. The acquisition of Cancable Inc was responsible for substantially all of the increase in revenues. The revenue from Cancable was $10,070,000.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the six months ended June 30, 2006 was $10,070,000. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the six months ended June 30, 2006 was approximately $8,005,600 or 79.4% of its total revenue of Cancable segment.

(b) AC Technical segment - Contract revenue declined to $2,906,900 for the six months ended June 30, 2006, from $4,594,100 for the same period of fiscal 2005. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the second quarter ended June 30, 2006, contract revenue from three of our major customers was $859,600 or 30% of total contract revenue. Service revenue generated increased 12.9% to $609,200 for the six months ended June 30, 2006 from $539,600 for the same period of fiscal 2005. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and commercial property management sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the six months ended June 30, 2006 was $8,979,200 or 66.0% of revenues compared to $3,734,071 or 72.7% of revenues for the six months period ended June 30, 2005. (a) Cancable segment - Cost of sales of this segment was $7.241,600 for the six months period ended June 30, 2006 which is mainly comprised of labor expenses $4,979,100, vehicle expenses $1,004,200 and material cost $995,600. (b) AC Technical segment - Cost of sales of this segment was $1,818,600. The material cost was $1,125,400 or 32.3% of the AC Technical revenue for the six months ended June 30, 2006 compared to $2,561,600 or 49.9% of revenues in the same period of fiscal 2005. The decrease in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, the labor and subcontractor cost decreased to $655,497 or 18.8% of AC Technical revenues for the six months ended June 30, 2006, and $1,086,800 or 21.2% of AC Technical revenues for fiscal 2005. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The decrease in percentage was mainly due to less subcontractors were used .

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the six months ended June 30, 2006 was $4,207,900 or 30.9% of revenues for the six months period ended 2006 compared to $2,163,400 or 42.2% of revenues for the same period of fiscal 2005. The balance is mainly comprised of the following:

Project cost was $692,100 or 5.1% of revenue for six months ended June 30, 2006, compared to $686,100 or 13.4% for the same period of fiscal year 2005. The balance mainly includes the salaries and benefits of indirect staff amounting to $373,000 in the six months ended June 30, 2006, compared to $311,800 for the same period of fiscal 2005. The increase in expenses was mainly due to more headcounts. The automobile and travel expenses were approximately $206,200 or 1.5% for the six months period ended June 30, 2006 compared to $260,900 for the same period of fiscal 2005. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the six months ended June 30, 2006.

Selling expenses were $300,300 or 2.2% of revenues for the six months period ended 2006 compared to $421,200 or 8.2% of revenues for the same period of fiscal 2005. As at June 30, 2006, we have 4 salespersons, which were 9 as at June 30, 2005. The balance for the six months period ended June 30, 2006 is mainly comprised of salaries and commission to salespersons of $207,600 compared to $326,600 for the same period of fiscal 2005. The decrease was mainly due to the decrease in headcounts. The advertising and promotion expenses were $39,400 for the six months ended June 30, 2006, and $38,900 for the same period of fiscal 2005. There was no material fluctuation for two fiscal years.

General and administrative costs were $3,215,500 or 23.6% of revenues for the six months period ended 2006 compared to $1,056,000 or 20.6% for fiscal 2005. The balance for the six months period ended June 30, 2006, mainly is comprised of $283,000 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $340,400 for the six months period ended June 30, 2006, compared to $114,200 for the same period last year. Total salaries and benefits to administrative staff to $1,213,900 for the six months period ended of fiscal 2006 compared to $226,300 for the same period last year. The increase was mainly due to the salaries and benefits of Cancable segment were $1,037,576. Total depreciation of property plant and equipment was $586,900 for the six months ended June 30, 2006, compared to $20,400 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipments of Cancable segment.

Interest and other Expenses (Income): Interest and net other expenses for the six months ended June 30, 2006, of $7,035,100 or 51.6% of revenues compared to net income of $1,966,900 or 38.3% of the revenues for the same period of fiscal 2005. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $693,900 compared to $240,800 for the same period of fiscal 2005. The increase was mainly due to the deferred financing costs amounted to $600,500 carried forward from the fiscal 2005 was written off during the first quarter of fiscal 2006. It was due to the Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004, and the Secured Revolving Note dated September 30, 2004 through a refinancing transaction (details refer to Note 2 and 8 of the financial statements). Additionally, net financing expenses increased from $217,700 or 4.2% of revenues compared to $3,553,441 or 25.7% of revenues for the same period of fiscal 2005. The balance for the six months ended June 30, 2006, included the 2,411,003 warrants issued to Laurus with market value of $1,913,600 at the date of issuance, and cash payments of $539,300 as the penalties of the prepayment of the entire loans to Laurus. Also, the balance also included interest payable to the Laurus of $796,600. The changes of derivative instruments expenses were $2,787,700 compared to income of $2,563,100 for the same period of fiscal 2005.

Income taxes: No income tax provision for the period ended June 30, 2006 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the six months ended June 30, 2006 was $$6,607,900 compared to net income of $1,207,200 for the six months period ended June 30, 2005. The net income for the six months ended June 30, 2005 was attributed to the unrealized gain on remeasurement of derivative instruments amounting to $2,563,100, which was offset by the amortization of deferred charges, amounted to $240,800. The net loss for the six months ended June 30, 2006, relates principally to derivative losses of $2,787,700, additional financing expenses for the refinancing transactions of $3,553,400 and additional costs for acquisition of Cancable amounted to $260,000

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2006, we had $2,930,800 in cash. Additionally we had $442,800, which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2006, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $997 for the six months ended June 30, 2006. The changes in operating assets and liabilities resulted in a use of cash of $361,327, which included a $72,800 increase in accounts receivable, a $30,700 decrease in inventory, a $3,300 increase in prepaid expenses, a $604,500 decrease in accounts payable, a $284,700 decrease in income taxes recoverable and a $4,300 increase in deferred revenue.

Comparison of the balance sheet as at June 30, 2006 to December 31, 2005

Accounts Receivable

Our accounts receivable increased by approximately $1,684,039 compared to the balance as at December 31, 2005 which was mainly due to the increase in revenue in the second quarter of 2006 and more government related jobs in the second quarter, which have a longer payment cycle than the non-government jobs. Approximately 70% of the accounts receivable outstanding at June 30, 2006 were less than 90 days old.

Inventory

Inventory on hand at June 30, 2006, increased 37% compared to the balance as at December 31, 2005. The increase in balance was mainly due to the balance as at December 31, 2005 did not include the inventory of Cancable segment. The inventory of Cancable segment as at June 30, 2006, was $234,100. The level of inventory remains consistent with the balance as December 31, 2005, which was mainly due to the improvement of inventory, control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased to $4,431,500 compared to the balance as at December 31, 2005. The increase in balance was mainly due to the balance as at December 31, 2005 did not include the accounts payable of Cancable Segment. The accounts payable of Cancable Segment was approximately $2,200,200.

Deferred Revenue

Deferred revenue increased by $5,000 at June 30, 2006 compared to the balance as at December 31, 2005. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $224,500 for the six months ended June 30, 2006, compared to $130,000 used for the six months ended June 30, 2005. Last year balance was mainly due to the note receivable to dataBahn amounted to $125,000. The balance for the current period was mainly due to the purchase of property and equipment of the Company.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,811,800 for the six months ended June 30, 2006 compared to net cash provided $1,573,800 for the six months period ended June 30, 2005. The increase in balance mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The whole entire revolving loans and convertible debts were repaid during the same period.

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

SFAS 156 - ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’

This Statement, issued in June 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instruments. See our Form 10-KSB for the year ended December 31, 2005, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2005, Annual Report on Form 10-KSB under the caption “Risk Factors.”

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 24, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $10,000 for goods purchased during the year.

On May 23, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $80,000 for goods purchased during the year.

On July 24, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $2,000 for goods purchased during the year.

On July 26, 2006, a supplier of A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $24,000 for goods purchased during the year.

In June 2006, A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $20,000 for the installation contract performed during the year.

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

Dated: August 14,, 2006