Form 10QSB
period 2006-09-30
CREATIVE VISTAS INC
filed 2006-11-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of Noverember 14, 2006, there were 32,421,261 shares of common stock, no par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheet (Unaudited)	September 30, 2006
Assets
Current Assets
Cash and bank balances	$2,818,551
Accounts receivable, net of allowance for doubtful accounts $184,543	5,459,756
Income tax recoverable	229,948
Inventory and supplies	844,768
Prepaid expenses	302,260
Due from related parties	2,281
Total current assets	9,657,564
Property plant and equipment, net of depreciation	4,062,388
Restricted cash	390,822
Deferred financing costs, net	711,513
Deferred income taxes	36,189
Customer list	1,117
Goodwill	4,736,405
$19,595,998
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$5,259,214
Current portion of obligation under capital leases	826,394
Deferred income	13,735
Deferred income taxes	25,858
Current portion of term notes	2,001,543
Current portion of other notes payable	74,400
Due to related parties	1,214
Total current liabilities	8,202,358
Term notes	15,113,457
Notes payable to related parties	1,500,000
Obligation under capital lease	1,563,512
Due to related parties	206,120
Derivative financial instruments	577,682
27,163,129
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares 32,421,261 issued and outstanding
Common stock	-
Deferred compensation	(5,775)
Additional paid-in capital	(76,780)
Accumulated other comprehensive losses	(323,170)
Accumulated (deficit)	(7,161,406)
(7,567,131)
$19,595,998

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Contract and service revenue
Contract	$1,352,412	$1,555,020	$4,259,369	$6,149,086
Service	7,758,291	299,318	18,437,710	838,872
Others	10,031	11,335	37,919	15,502
	9,120,734	1,865,673	22,734,998	7,003,460
Cost of sales
Contract	768,977	1,034,881	2,587,574	4,707,807
Service	5,259,206	152,652	12,419,788	213,798
	6,028,183	1,187,533	15,007,362	4,921,605
Gross margin	3,092,551	678,140	7,727,636	2,081,855
Operating expense
Project	314,375	329,684	1,006,506	1,015,806
Selling	187,010	206,308	487,281	627,551
General and administrative	1,542,118	318,005	4,471,404	1,275,558
General and administrative - Non-cash stock compensation	92,939	123,737	379,139	222,228
	2,136,442	977,734	6,344,330	3,141,143
Income (Loss) from operations	956,109	(299,594)	1,383,306	(1,059,288)
Interest and other expenses (income)
Net financing expenses	529,913	100,884	4,083,354	318,567
Amortization of deferred charges	49,955	111,000	743,889	351,782
Liquidated damages	-	-	-	137,703
Derivative instruments	(1,848,033)	80,476	939,667	(2,482,598)
	(1,268,165)	292,360	5,766,910	(1,674,546)
Income (loss) before income taxes	2,224,274	(591,954)	(4,383,604)	615,258
Income taxes	-	-	-	-
Net income (loss)	2,224,274	(591,954)	(4,383,604)	615,258
Other comprehensive income (loss):
Foreign currency translation adjustment	2,292	(69,731)	(258,155)	(60,502)
Comprehensive income (loss)	$2,226,566	$(661,685)	$(4,641,759)	$554,756
Basic weighted-average shares	32,393,095	31,337,558	32,315,582	30,557,317
Diluted weighted-average shares	34,997,732	31,337,558	32,315,582	30,557,317
Basic earnings (loss) per share	$0.07	$(0.02)	$(0.14)	$0.02
Diluted earnings (loss) per share	$0.01	$(0.02)	$(0.14)	$0.02

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months ended September 30, 2006	For the Nine months ended September 30, 2005

Operating activities
Net cash provided by (used in) operating activities	$162,870	$	(928,787)
Investing activities
Proceeds of sales of property and equipment	460,911		-
Purchase of property and equipment	(695,012)		(5,089)
Note receivable	125,000		(125,000)
Net cash (used in) investing activities	(109,101)		(130,089)
Financing activities
Proceeds from bank indebtedness	35,935		402,625
Repayment from notes payable	(59,461)		-
Due to related parties	241		2,570
Proceeds from term note	2,091,871		-
Repayment of capital lease	(631,132)		-
Issuance of common shares	-		8,040
Restricted cash	132,051		-
Repayment of convertible notes	(106,815)		1,250,000
Net cash provided by financing activities	1,462,690		1,663,235
Effect of foreign exchange rate changes on cash	(454,307)		(124,578)
Net change in cash and cash equivalents	1,062,152		479,781
Cash and cash equivalents, beginning of period	1,756,399		377,677
Cash and cash equivalents, end of period	$2,818,551		$857,458

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2006, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2005 and 2006, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding (“Cancable Holding”), Cancable Inc., Cancable, Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2006 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $4,641,759 for the nine months ended September 30, 2006 and have an accumulated deficit of $7,161,406 at September 30, 2006.

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

Earnings (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. An adjustment to earnings per share calculation includes reversing the changes in derivative instruments. The Company has reported an adjusted net income for the three months period ended September 30, 2006 and an adjusted net loss for the nine months period ended September 30, 2006.

2. Acquisition

In January 2006, the Company entered into an agreement, through its wholly owned newly formed Delaware subsidiary, Cancable Holding Corp. (“Cancable Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc., an Ontario corporation (“Cancable”). To finance the acquisition, subsidiaries of the Company entered into a loan agreement with Laurus Master Fund, Ltd., a Cayman Islands Company, to which the Company became a guarantor.

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

3. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. The balance carried forwarded from December 31, 2005 was written off as the entire revolving notes and convertible notes issued on September 30, 2004 were repaid. For the period ended September 30, 2006, the amortization of deferred financing cost was approximately $144,104 (2005 - $351,782).

2006
Cost	$855,617
Accumulated amortization	(144,104)
$711,513

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2006	$49,567
2007	183,423
2008	155,415
2009	120,131
2010	112,460
Thereafter	90,517
$711,513

4. Customer List

	2006
	Cost	Accumulated Depreciation
Customer list	$22,320	21,203
		$1,117

Amortization expense for the period ended September 30, 2006 amounted to $2,964 (2005-$3,076). The customer list will be fully amortized in 2006.

5. Revolving Credit Facilities

The Company had a $3,000,000 secured revolving line of credit, including a secured convertible minimum borrowing note in the amount of $1,000,000 (see Note 6), with Laurus. The entire revolving line of credit was repaid during the period ended March 31, 2006 through a refinancing transaction in February 2006 (see Note 7).

6. Convertible Notes

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

The Notes were repaid during the period ended March 31, 2006 through a refinancing transaction (see Note 7).

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

At September 30, 2006, the following derivative liabilities related to common stock options and warrants issued to Laurus in connection with financing were outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - June 30, 2006	Value - September 30, 2006
09-30-2004	09-30-2014	**299,997	$0.01	$318,597	$187,627	$58,551
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	418,596	25,154
03-31-2005	03-31-2012	100,000	1.20	60,291	19,455	1,325
04-30-2005	04-30-2012	100,000	1.01	44,309	22,840	1,803
05-31-2005	05-31-2012	100,000	1.01	56,614	23,096	1,864
06-22-2005	06-22-2012	313,000	1.00	137,703	73,362	6,055
06-30-2005	06-30-2012	100,000	0.90	50,431	25,490	2,237
07-31-2005	07-31-2012	100,000	1.05	56,244	22,951	1,872
08-31-2005	08-31-2012	100,000	1.05	22,979	23,205	1,932
09-30-2005	09-30-2012	100,000	0.80	36,599	23,449	1,990
10-31-2005	10-31-2012	100,000	0.80	27,367	23,698	2,050
11-30-2005	11-30-2012	100,000	0.80	16,392	28,727	2,994
12-31-2005	12-31-2012	100,000	0.80	10,270	28,954	3,060
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	1,504,267	466,795
					$2,425,717	$577,682

** Total number of options issued was 1,499,997. During the quarter ended September 30, 2005, Laurus exercised 1,200,000 options. The remaining number of options was 299,997 as at September 30, 2006.

Since the Convertible Notes issued on September 30, 2004 was repaid during the period ended March 31, 2006, the bifurcated embedded derivative liabilities were reflected in the statement of operations under interest and other expenses.

7. Term Notes

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

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $8,333 commencing March 1, 2007 to February 1, 2011. $1,600,00 is payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to December 31, 2011.

Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004 (also see Note 6), the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) (see Note 6) and such 2004 Notes were subsequently cancelled.

Interest on the term note for the nine months period ended September 30, 2006 was $429,999 (2005: $104,912).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,865,000
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	2,000,000
17,115,000
Less: current portion	2,001,543
$15,113,457

8. Net Financing Expenses

	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005
Capital leases	$178,265	$-
Interest of credit facility	1,240,510	271,914
Amortization of interest on debt instruments	168,171	-
Interest and penalties on prepayment of convertible notes - cash	539,319	-
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	1,913,571	-
Others	43,518	46,653
	$4,083,354	$318,567

9. Other Notes Payable

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

Interest expense recognized for the period was $8,238 (2005 - $12,866).

The principal payments are as follows:

Year	Amount
2006	$44,640
2007	29,760
$74,400

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

Interest expense recognized for the period was $33,750 (2005 - $33,750).

11. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2006, the Company entered into two consulting agreements by issuing 120,000 shares stock in consideration for investor relations services rendered with the fair value of $65,000. Total recognized consulting expenses for the period ended September 30, 2006 relating to the above shares are $65,000. Additionally, the Company entered into another consulting agreement by issuing 75,000 shares in consideration for advisory service rendered with the fair value of $41,250. Total recognized advisory service expenses for the period ended September 30, 2006 relating to the above shares are $41,250.

During the period ended June 30, 2006, the Company entered into three consulting agreements by issuing 70,880 shares stock in consideration for investor relations and consulting services rendered with the fair value of $52,050. Total recognized consulting expenses for the period ended September 30, 2006 relating to the above shares are $52,050.

During the period ended September 30, 2006, the Company entered into a consulting agreement by issuing 41,665 shares stock in consideration for investor relations and consulting services rendered with the fair value of $28,749. Total recognized consulting expenses for the period ended September 30, 2006 relating to the above shares was $28,749. The remaining balance was recorded under deferred compensation. Additionally, the Company issued 7,000 common shares to the officer of A.C. Technical with the fair value of $2,100. The expense was recorded under general and administration expenses.

Options

On September 30, 2006, the Company granted 2,317,000 options to purchase a maximum of 2,317,000 shares of common stock to employees. The options allow the holders to buy the Company’s common stock at a price of $0.63 per share and expire on June 30, 2011.

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

The Plan is administered by the Board of Directors, or its Compensation Committee. Under the Plan, options on a total of 4,000,000 shares of common stock may be issued. Shares of common stock covered by options which have terminated or expired prior to exercise are available for further options under the Plan. The maximum aggregate number of shares of Stock that may be issued under the Plan as “incentive stock options” is 3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided, however, that the Board of Directors may at any time prior to that date amends the Plan.

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

On September 30, 2006, options to purchase 2,317,000 shares of common stock were issued under the Plan. These options vest ratably in annual installments, over the four year period from the date of grant. As of September 30, 2006, there was $476,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. No options were vested as of September 30, 2006. The cost recognized for the period end September 30, 2006 was $31,765 which was recorded under the general and administration expenses.

September 30, 2006

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	-	-
Granted	2,317,000	$0.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2006	2,317,000	$0.63	5.0	$-

Exercisable at September 30, 2006	-	-	-	-

Warrants

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

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the three and nine months ended September 30, 2006 and as of that date, we had the following warrants outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for
09-30-2004	09-30-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	0.33	111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	Financing
03-31-2005	03-31-2012	100,000	1.20	60,291	Financing
04-30-2005	04-30-2012	100,000	1.01	44,309	Financing
05-31-2005	05-31-2012	100,000	1.01	56,614	Financing
06-22-2005	06-22-2012	313,000	1.00	137,703	Financing
06-30-2005	06-30-2012	100,000	0.90	50,431	Financing
07-31-2005	07-31-2012	100,000	1.05	56,244	Financing
08-31-2005	08-31-2012	100,000	1.05	22,979	Financing
09-30-2005	09-30-2012	100,000	0.80	36,599	Financing
10-31-2005	10-31-2012	100,000	0.80	27,367	Financing
11-30-2005	11-30-2012	100,000	0.80	16,392	Financing
12-31-2005	12-31-2012	100,000	0.80	10,270	Financing
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	Financing
		6,713,503

12.  Contingencies

The Company is potentially liable for $100,000 relating to a claim by a few suppliers.

13. Major Customers

During the nine months ended September 30, 2006, the Company derived 60.8% of its revenue from a single customer.

14. Segment Information

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

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Sales:
Cancable	$17,442,767	$-
AC Technical	5,159,381	7,003,460
Iview	132,850	-
Consolidated Total	$22,734,998	$7,003,460
Depreciation and amortization:
Cancable	$763,256	$-
AC Technical	32,350	37,624
Consolidated Total	$795,606	$37,624
Net Income (Loss):
Cancable	$1,071,025	$-
AC Technical	86,397	(672,326)
Iview	(119,818)	-
Corporate (1)	(5,421,210)	1,287,584
Consolidated Total	$(4,383,602)	$615,258
Property, plant and equipment, net:
Cancable	$3,258,289	$-
AC Technical	804,099	820,042
Consolidated Total	$4,062,388	$820,042

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Contract	$4,259,368	$6,149,086
Service	18,437,711	838,872
Others	37,919	15,502
Total sales to external customers	$22,734,998	$7,003,460

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

Results of Operations
Comparison of Three Months Period Ended September 30, 2006
to Period Ended September 30, 2005

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month period ended September 30, 2006, to the comparable period in 2006.

Sales: Sales for the three months period ended 2006 increased 388% to $9,120,700 substantially from $1,865,700 for the three months period ended 2005. The acquisition of Cancable Inc, was responsible for all of the increase in revenues. The revenue from Cancable was $7,372,800.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the third quarter of fiscal 2006 was $7,372,800. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the third quarter of fiscal 2006 was approximately $5,807,400 or 78.8% of its total revenue.

(b) AC Technical segment - Contract revenue declined to $1,262,400 in the third quarter or 18.8% for the three months ended September 30, 2006, of total revenue compared to $1,555,000 in the same period of fiscal 2005. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the third quarter ended September 30, 2006, contract revenue from three of our major customers was $423,000 or 37.2% of total contract revenue. Service revenue generated increased 28.8% to $385,500 for the third quarter of fiscal 2006 from $299,300 for the same period of fiscal 2005. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended September 30, 2006 was $6,028,200 or 66.1% of revenues compared to $1,187,500 or 63.7% of revenues for the three months period ended September 30, 2005. (a) Cancable segment - Cost of sales of this segment was $5,158,500 for the three months period ended September 30, 2006, which is comprised principally of labor expenses $3,634,900, vehicle expenses $598,700 and material cost $717,200. (b) AC Technical segment - Cost of sales of this segment was $808,800. The material cost was $485,400 or 28.4% of the AC Technical revenue for the three months ended September 30, 2006 compared to $810,900 or 43.7% of revenues in the same period of fiscal 2005. The decreased in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, the labor and subcontractor cost decreased to $312,000 or 18.3% of AC Technical revenues for the three months ended September 30, 2006 and $366,200 or 19.6% of AC Technical revenues for fiscal 2005. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The decrease in percentage of the labor and subcontractor cost was mainly due to a better control of the labor and subcontractor cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended September 30, 2006 was $2,136,400 or 23.4% of revenues for the three months period ended 2006 compared to $977,700 or 52.4% of revenues for the same period of fiscal 2005. The balance is mainly comprised of the following:

Project cost was $314,400 or 3.4% of revenue for three months ended September 30, 2006, compared to $329,700 or 17.7% for the same period of fiscal year 2005. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $188,100 in the third quarter of fiscal 2006 compared to $163,800 for the same period of fiscal 2005 with no material difference. The automobile and travel expenses of approximately $72,400 for the three months period ended September 30, 2006 compared to $128,300 for the same period of fiscal 2005. The decrease in balance was mainly due to less travel by the staff and decrease in the number of vehicles.

Selling expenses was $187,000 or 2.1% of revenues for the three months period ended 2006 compared to $206,300 or 11.1% of revenues for the first quarter of fiscal 2005. Selling expenses were mainly related to AC Technical segment. As at September 30, 2006, we have 4 salespersons in AC Technical segment, which were 9 as at September 30, 2005. The balance for the three months period ended September 30, 2006 is mainly comprised of salaries and commission to salespersons of $151,400 compared to $162,700 for the same period of fiscal 2005. The decrease was mainly due to the decrease in headcounts. The advertising and promotion expenses were $10,600 in the second quarter of fiscal 2006 compared to $24,200 for the same period of fiscal 2005 with no material fluctuation.

General and administrative expenses were $1,635,100 or 17.9% of revenues for the three months period ended 2006 compared to $441,700 or 23.6% for fiscal 2005. The balance for the three months period ended September 30, 2006 is mainly comprised of $51,400 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $91,600 for the three months period ended September 30, 2006 compared to $90,600 for the same period last year. Total salaries and benefits to administrative staff were $647,800 for the second quarter of 2006 compared to $52,900 for the same period last year. The increase was mainly due to the salaries and benefits of Cancable segment of $548,800. Total depreciation of property plant and equipment was $206,800 for the second quarter of fiscal 2006 compared to $12,540 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipments of Cancable segment.

Interest and other Expenses (Income): Interest and net other income for the three months ended September 30, 2006, was $1,268,200 or 13.9% of revenues compared to net expenses of $292,400 or 15.7% of the revenues for the same period of fiscal 2005. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $49,960 compared to $111,000 for the same period of fiscal 2005. The decrease was mainly due to the deferred financing costs of $600,500 carried forward from the fiscal 2005 which was written off during the first quarter of fiscal 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004, through a refinancing transaction. Additionally, interest expenses increased from $100,900 or 5.4% of revenues compared to $529,900 or 5.8% of revenues for the same period of fiscal 2005. The increase in balance was mainly due to the Laurus loans which increased to $17,115,000 as at September 30, 2006, from $7,261,000 as at September 30, 2005. The changes of derivative instruments income were $1,848,000 compared to expenses of $80,500 for the same period of fiscal 2005.

Income taxes: No income tax provision for the period ended September 30, 2006, which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the three months ended September 30, 2006 was $2,224,300 compared to net loss of $591,950 for the three month period ended September 30, 2005. The Company’s operating income was $956,100 for the third quarter of fiscal 2006 compared to operating loss $299,600 for the same period of fiscal 2005. The growth was mainly due to the acquisition of Cancable at the beginning of fiscal 2006.

Results of Operations
Comparison of Nine Months Period Ended September 30, 2006
to Period Ended September 30, 2005

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first nine months period ended September 30, 2006, to the comparable period in 2006.

Sales: Sales for the nine months period ended 2006 increased 164% to $22,735,000 from $7,003,500 for the nine months period ended 2005. The acquisition of Cancable Inc was responsible for substantially all of the increase in revenues. The revenue from Cancable was $17,442,800.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the nine months ended September 30, 2006 was $17,442,800. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the nine months ended September 30, 2006 was approximately $13,813,000 or 79.2% of its total revenue of Cancable segment.

(b) AC Technical segment - Contract revenue declined to $4,137,200for the nine months ended September 30, 2006, from $6,149,100 for the same period of fiscal 2005. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the third quarter ended September 30, 2006, contract revenue from three of our major customers was $897,000 or 21.79% of total contract revenue. Service revenue generated increased 12.9% to $973,200 for the nine months ended September 30, 2006 from $838,900 for the same period of fiscal 2005. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the nine months ended September 30, 2006 was $15,007,400 or 66.1% of revenues compared to $4,921,600 or 70.3% of revenues for the nine months period ended September 30, 2005. (a) Cancable segment - Cost of sales of this segment was $12,391,100 for the nine months period ended September 30, 2006 which is mainly comprised of labor expenses $8,546,900, vehicle expenses $1,602,900 and material cost $1,759,300 (b) AC Technical segment - Cost of sales of this segment was $2,602,200. The material cost was $1,585,800 or 30.7% of the AC Technical revenue for the nine months ended September 30, 2006 compared to $3,372,500 or 48.2% of revenues in the same period of fiscal 2005. The decrease in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, the labor and subcontractor cost decreased to $967,500 or 18.6% of AC Technical revenues for the nine months ended September 30, 2006, and $1,453,100 or 20.8% of AC Technical revenues for fiscal 2005. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The decrease in percentage was mainly due to less subcontractors were used.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the nine months ended September 30, 2006 was $6,344,300 or 27.6% of revenues for the nine months period ended 2006 compared to $3,141,100 or 44.9% of revenues for the same period of fiscal 2005. The balance is mainly comprised of the following:

Project cost was $1,006,500 or 4.4% of revenue for nine months ended September 30, 2006, compared to $1,015,800 or 14.5% for the same period of fiscal year 2005. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $561,100 in the nine months ended September 30, 2006, compared to $475,600 for the same period of fiscal 2005. The increase in expenses was mainly due to more headcounts. The automobile and travel expenses were approximately $278,600 for the nine months period ended September 30, 2006 compared to $389,200 for the same period of fiscal 2005. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the nine months ended September 30, 2006.

Selling expenses were $487,300 or 2.1% of revenues for the nine months period ended 2006 compared to $627,600 or 9.0% of revenues for the same period of fiscal 2005. Selling expenses was mainly related to AC Technical segment. As at September 30, 2006, we have 4 salespersons, which were 9 as at September 30, 2005. The balance for the nine months period ended September 30, 2006 is mainly comprised of salaries and commission to salespersons of $257,800 compared to $313,300 for the same period of fiscal 2005. The decrease was mainly due to the decrease in headcounts. The advertising, promotion and trade show expenses were $74,200 for the nine months ended September 30, 2006, and $78,500 for the same period of fiscal 2005. There was no material fluctuation for two fiscal years.

General and administrative costs were $4,850,500 or 21.39% of revenues for the nine months period ended 2006 compared to $1,497,800 or 21.4% for fiscal 2005. The balance for the nine months period ended September 30, 2006, mainly is comprised of $366,500 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $340,400 for the nine months period ended September 30, 2006, compared to $114,200 for the same period last year. Total salaries and benefits to administrative staff to $2,046,900 for the nine months period ended of fiscal 2006 compared to $279,200 for the same period last year. The increase was mainly due to the salaries and benefits of Cancable segment were $1,726,600. Total depreciation of property plant and equipment was $795,600 for the nine months ended September 30, 2006, compared to $37,600 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipment of Cancable segment.

Interest and other Expenses (Income): Interest and net other expenses for the nine months ended September 30, 2006, of $5,766,900 or 25.3% of revenues compared to net income of $1,674,500 or 23.9% of the revenues for the same period of fiscal 2005. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $743,900 compared to $351,800 for the same period of fiscal 2005. The increase was mainly due to the deferred financing costs amounted to $600,500 carried forward from the fiscal 2005 was written off during the first quarter of fiscal 2006. It was due to the Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004, and the Secured Revolving Note dated September 30, 2004 through a refinancing transaction (details refer to Note 2 and 7 of the financial statements). Additionally, net financing expenses increased from $318,600 or 4.5% of revenues compared to $4,083,300 or 17.9% of revenues for the same period of fiscal 2005. The balance for the nine months ended September 30, 2006, included the 2,411,003 warrants issued to Laurus with market value of $1,913,600 at the date of issuance, and cash payments of $539,300 as the penalties of the prepayment of the entire loans to Laurus. Also, the balance also included interest payable to the Laurus of $1,240,500. The changes of derivative instruments expenses were $939,700 compared to income of $2,482,600 for the same period of fiscal 2005.

Income taxes: No income tax provision for the period ended September 30, 2006 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the nine months ended September 30, 2006 was $4.383,600 compared to net income of $615,300 for the nine months period ended September 30, 2005. The net income for the nine months ended September 30, 2005 was attributed to the unrealized gain on remeasurement of derivative instruments amounting to $2,482,600, which was offset by the amortization of deferred charges, amounted to $351.800. The net loss for the nine months ended September 30, 2006, relates principally to derivative losses of $939,700, additional financing expenses for the refinancing transactions of $3,553,400 and additional costs for acquisition of Cancable amounted to $260,000

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2006, we had $2,818,551 in cash. Additionally we had $390,822, which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2006, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided by operating activities amounted to $162,870 for the nine months ended September 30, 2006. The changes in operating assets and liabilities resulted in a use of cash of $782,500, which included a $1,228,600 increase in accounts receivable, a $17,200 increase in inventory, a $41,600 increase in prepaid expenses, a $223,300 increase in accounts payable, a $284,700 decrease in income taxes recoverable and a $3,100 decrease in deferred revenue.

Compared the balance sheet as at September 30, 2006 to December 31, 2005

Accounts Receivable

Our accounts receivable increased by approximately $2,839,700 compared to the balance as at December 31, 2005 which was mainly due to the balance as at September 30, 2006 included accounts receivable of Cancable segment in the amount of $3,252,700. Accounts receivable of AC Technical segment was $2,069,500 as at September 30, 2006 compared to $2,620,000 as at September 30, 2005. The decrease in accounts receivable of AC Technical was mainly due the decrease in revenue.

Inventory

Inventory on hand at September 30, 2006, increased 45.6% compared to the balance as at December 31, 2005. The increase in balance was mainly due to the balance as at December 31, 2005 did not include the inventory of Cancable segment. The inventory of Cancable segment as at September 30, 2006 was $295,900. The level of inventory remains consistent with the balance as December 31, 2005, which was mainly due to the improvement of inventory, control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased to $5,259,200 compared to the balance as at December 31, 2005, which was mainly due to the balance as at December 31, 2005 did not include the accounts payable and accrued liabilities of Cancable segment. The accounts payable and accrued liabilities as at September 30, 2006 of Cancable segment was $3,178,200.

Deferred Revenue

Deferred revenue decreased to $13,700 as at September 30, 2006 compared to the balance as at December 31, 2005. This decrease was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $109,100 for the nine months ended September 30, 2006, compared to $130,000 used for the nine months ended September 30, 2005. Last year balance was mainly due to the note receivable to dataBahn amounted to $125,000 and the balance was settled during the quarter ended September 30, 2006. The balance for the current period was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sales of property and equipment

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $1,462,700 for the nine months ended September 30, 2006 compared to net cash provided $1,663,200 for the nine months period ended September 30, 2005. The increase in balance mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The whole entire revolving loans and convertible debts were repaid during the same period.

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

SFAS 156 - ‘Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140’

This Statement, issued in September 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2006, A.C. Technical Systems Ltd., a subsidiary of the Company, filed an action seeking to recover approximately $25,000 for the installation contract performed during the year.

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
Dated: November 14, 2006