Form 10KSB
period 2006-12-31
CREATIVE VISTAS INC
filed 2007-04-16
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Title of Class	Number of Shares Outstanding as of April 16, 2007

Common Stock, $.01 par value	33,511,858

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

Issuer’s revenues for its most recent fiscal year: $30,456,897

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on April 16, 2007 is approximately $33,846,976.The number of shares outstanding of the Issuer’s common stock, as of April 16, 2007: 33,511,858 shares.

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

Corporate Background and Overview

We are a leading provider of advanced security and surveillance products and solutions. We also provide the deployment and servicing of broadband technologies to the commercial and residential market. We primarily operate through our subsidiaries, AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security and surveillance systems and technologies. AC Technical Systems is responsible for all of the revenues in the security sector for 2006. It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals. Iview DVSI is responsible for providing video surveillance products and technologies to the market.

Significant Development

On December 31, 2005, we acquired Cancable Inc. (“Cancable”) through our wholly owned Delaware subsidiary, Cancable Holding Corp. Cancable is in the business of providing the deployment and servicing of broadband technologies in both residential and commercial markets. Cancable has offices in Ontario, Canada. All related documents were disclosed in Form 8-K/A filed on January 6, 2006. Since the transaction was considered completed on January 1, 2006 as the funding was received after December 31, 2005, we did not consolidate the financial statements of Cancable for the year ended December 31, 2005.

Today, our operations are divided into two distinct operating segments: (a) security and Surveillance Products and Services, and (b) broadband deployment and provisioning services. Through AC Technical Systems we provide integrated security solutions to our commercial customer base. Through Cancable we provide broadband deployment and provisioning services to residential and small businesses markets.

The current corporate structure is as follows:

Security and Surveillance Products and Services

AC Technical Systems is focused on the electronic security segment of the security industry. Through our technology integration team of engineers, we integrate various security related products to provide single source solutions to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada. We operate through our Iview DVSI subsidiary to build out Digital Video Management Systems (DVMS) to provide PC based video management systems to the surveillance market. Iview is a product company and sells to distributors and integrators in North America. Iview is in early stages of building a strong consistent sales and marketing team to start contributing revenues to us.

Industry Overview

We believe that the security industry is growing at a steady pace. There has been renewed focus on our industry since the events of September 11, 2001. The growth is spurred by the continuous evolution of new technologies and processes. We believe that the industry is growing for the following reasons:

•	Increased global awareness due to the increased threats of terrorism;

•	Older security devices such as the VCR have become obsolete and new technologies have provided much more efficient systems at a better price;

•	Evolving digital technologies have started to replace antiquated analog technologies in the market space;

•	Expansion of budgets due to increased awareness of the need for security;

•	Increase in crime rates and shrinkage in the industry;

•	Integration of multiple devices has expanded the market for technically advanced integrators such as our firm; and

•	Growing public concern about crime.

The security industry is highly fragmented with a large number of manufacturers, dealers, distributors, integrators and service groups. All of these parties provide part of the entire solution to the customer. Customers prefer a one-stop shop that provides them with the entire solution and also designs and customizes a solution that fits their needs. This solution may include custom design of hardware, software, along with highly sophisticated integration work. In most cases the cost to the customer is higher when using a large number of parties as opposed to one efficient integrator. We believe that when many parties are involved in providing a solution to the customer, many needs of the customer may not be addressed. The amount of time a customer has to devote to build multiple relationships as opposed one relationship is substantial. There are also tendencies for different parties to “pass the blame” to the other party when it comes to technical and service issues with the project. As a result, the customer prefers dealing with one source that can handle all issues and be accountable for an entire project. There are a limited number of companies besides us that are capable of providing this entire integrated solution. Providing such a solution requires years of experience, infrastructure for performing all six core functions that we provide, access to technologies and a significant commitment to maintaining a satisfied customer.

A company that is implementing a new security system or enhancing an old system usually has to go through the following steps:

•	Retain a consultant to appropriately outline its needs and design a system that satisfies those needs;

•	Once the design is complete, a tender is released whereby a number of invited system integrators bid on the required system;

•	System integrators work with various suppliers of hardware and software to meet the system requirements. They also engage these suppliers to complete subcomponents of the system;

•	When security systems have to be installed in multiple locations, the company may have to tender the system requirements to different system integrators from various regions; and

•	The customer, based on price and qualifications of the system integrator, will award the project to one or more system integrators.

The process described above can cause a number of issues for clients including client frustrations with project delays, cost inefficiencies, incompatible systems and lack of vendor accountability. It also makes it very difficult for the customer to make changes to the system. In addition, a customer looking to implement security systems in multiple locations may have to hire multiple integrators and suppliers to integrate systems. This usually results in systems that are not consistent with each other. These systems may also not communicate efficiently with a central system. In addition, as security systems become more technologically advanced, an experienced engineering team is required to understand the needs of the customer and satisfy those needs by incorporating the most efficient technologies available into the security system. This may also include some development of hardware and software to customize and integrate the system. Most system integrators are not capable of development, as they do not have a research and development department. Also, the manufacturers of different subsystems are usually not willing to provide custom solutions on a project basis. Customers are realizing the sophistication required in order to provide a good security system and recognizing that their in-house personnel lack the skills and time necessary to coordinate their security projects.

Our Strategy

We have identified four key markets to target with our solution described below. These are 1) government, 2) education 3) healthcare and 4) retail. We offer a one-stop-shop that provides a fully integrated technology based security system to meet the needs of the customer. We understand the needs of the customer and provide a custom solution to meet their needs. We expedite project completion, reduce costs to the customer, reduce manpower requirements of the customer and improve systems consistency in multiple locations.

We provide the following services:

•	Consulting, audit, review and planning;

•	Engineering and design;

•	Customization, software development and interfacing;

•	System integration, installation and project management;

•	System training, technical support and maintenance; and

•	Ongoing maintenance, preventative maintenance and service and upgrades.

We believe that the following key attributes provide us with a sustainable competitive advantage including:

•	Experience and expertise in the security industry;

•	In-house research and development departments;

•	Dedicated service team;

•	Access to and experience in a variety of product mix;

•	Customized software and hardware products;

•	Strong references; and

•	Strong partnerships with suppliers and integrators.

Our strategy for growth and expansion is to:

•	Expand our network of technology partners;

•	Develop and maintain long-term relationships with clients;

•	Open regional offices in key areas to expand revenue and service;

•	Capitalize on our position as a leading provider of technologically advanced security systems; and

•	Expand our marketing and sales program within our key vertical markets.

At the beginning of each new client relationship, we designate an account manager as the client service contact. This individual is the point person for communications between the client and us. The account manager usually has a number of years of experience in the industry and a good understanding of technologies and solutions that we provide. This person is also a trained salesperson who is able to build a long-term relationship with the customer. The account manager works with our project department, engineering department, marketing department, finance department and research and development department to provide an effective solution for the customer. Once the customer has engaged us to provide a solution, the engagement usually goes through one or more of the stages outlined below:

Consulting, audit, review and planning

We identify the client’s objectives and security system requirements. We then audit and review the client’s existing system. This audit of the existing system evaluates inventory counts and the existing infrastructure. Then we provide an audit report to outline current deficiencies and vulnerabilities. At this point we design a system alternative to meet the needs of the customer. The alternative system is prioritized based on the needs of the customer. We also include an efficient cost model to ensure that the customer understands the cost of the system. We provide a Return On Investment (ROI) model where applicable. We also provide a preliminary project implementation plan that contains a graphical model of the client’s premises with exact outlines of equipment locations. Our comprehensive planning process helps the customer to properly budget for its needs on a long-term basis.

Engineering and design

The engineering and design process involve preparation of detailed project specifications and working drawings by a team of our design engineers. These drawings lay out the entire property and provide a detailed map of all security equipment and the methodologies used to integrate the system. The specification and drawings also outline any needs for custom software or hardware design services, systems designers and computer-aided design system operators. These specifications and drawings detail areas of high sensitivity, the layout of the main control room, and the placement of cameras, card readers, monitors, switches and other equipment.

Once our system design has been completed, we provide a complete list of components and recommendations. We highly recommend off-the-shelf non-proprietary components in order to ensure that the customer is not tied into one supplier. When off-the-shelf components are not available or are not compatible with each other, we design software or hardware to provide compatibility.

Customization, software development, interface

In many cases, the customer’s needs may not be completely satisfied by the equipment available in the market place. The customer may request features or equipment that are not readily available. For example, a financial institution may request us to take information from their transaction records and an Automatic Teller Machine (ATM), and then integrate that information with a Digital Video Recorder (DVR). This would allow them to review video of an individual who has processed a transaction on an ATM. Normally a financial institution requires this information would have to go through tapes of data in order find it. Such a bank would have to search all the transactions that occurred during a period of time and then, based on that information, go over tapes of video. Sometimes the video may not be available if the tapes are only held for a short period of time. Our firm’s integrated system makes this search process instantaneous. Our system allows a bank to search by a number of criteria including time, date, transaction, number and withdrawal amount. A bank can also have video associated with such a search instantly.

Many times we provide an interface to bring multiple technologies together. In one project we integrated eleven different products into one system, thus allowing for a completely integrated system. This integrated system also has a very user-friendly interface that avoids having to deal with multiple monitors and Graphical User Interfaces (GUI).

System integration, installation, project management:

Once we determine that a project has passed through the consulting/audit, design/engineering and customization/software interfacing stage (if required) we can start the implementation of system. During this stage, we provide the following:

•	Detailed schedule of integration

•	List of components and labor assignments

•	Officially assign the project to one of our project managers

•	Production department starts procurement schedules

•	Construction draw date schedules

•	Progress billings and schedule site visits for quality control

•	Tests of final terminations and technology components in-house in order to avoid product failure on site

•	Hardware/software and network integration

•	Validation and testing

•	Final sign off and pass over to service department

During this stage the project manager manages the project and the projects are updated weekly to ensure that all components are working efficiently. During certain projects the project manager may opt to use subcontractors to provide services that are not highly advanced technically. These services may include standard wiring and cabling. The customer is updated on the status of the project weekly. These updates may include Gantt charts. During this stage, many customers see the need for additional enhanced equipment, which increases the value of the contract to us.

System training, technical support, maintenance

When a project has been completed through system integration, the customer is provided with a complete training program. We train the customer on how to use the system and also provide them with manuals from manufacturers as well as training guides put together by us. Once the training is complete the system will go on line and there is a transfer process to the service department from the projects department. Ongoing technical support and maintenance are provided by our dedicated service team.

Ongoing maintenance, preventative maintenance and service, upgrades:

This is the final stage of our process and it is an ongoing stage. We provide various types of maintenance contracts, which vary depending on the level of response required by the customer. We also provide a service plan suitable to the customer. If the customer does not require a service contract, we provide them with service on an incident by incident basis.

The entire six steps process continues for each customer. Once a project is complete, there are upgrades that are required. Depending on the value of the upgrades, they may initiate a new project. During every stage an account manager is updated on the process. Account managers have regular meetings with the customers after projects are complete in order to help set budgets for the following years and also educate customers on new products and technologies that may be available in the market.

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada. We may receive grants and tax credits for projects and product development if they qualify for the program. Our product development department develops new products and also enhances existing products. We have the capability to build various forms of hardware and software modules. Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products. This is one of the differentiating factors between our competitors and us. Our research and development expenses were approximately $400,600 in fiscal year 2006 and $302,000 in fiscal year 2005. Expenses include engineering salaries, costs of development tools and equipment. None of the expenses were borne directly by customers.

Warranties and Maintenance

We offer maintenance and service on all our products, including parts and labor, which range from one year to six years depending upon the type of product concerned and the type of contract signed by the customers. In addition, we provide a one-year warranty on equipment and a 90 day warrant all installation projects completed by us. We receive the same warranty on equipment from our external other suppliers.

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations. For the years ended December 31, 2006 and December 31, 2005, our revenue from service and maintenance were $1,284,000 and $1,296,000 respectively.

Marketing

Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes, referrals and direct sales calls. Our marketing plan is derived with the input from all our account managers and senior management. Our plan is to grow vertically within targeted markets where we have a superior level of expertise. Our marketing is very target specific. We market within our four key markets. We also find niche markets where our technologies can provide effective solutions to the customer. Some our marketing activities include:

•	Trade Shows

•	Mailers

•	Direct sales calls

•	Web promotions

•	Seminars

•	Collaborations with manufacturers

•	Collaborations with consultants and architects

We also collaborate with providers of complementary technologies and products who are not competitive with us. For example, there is a convergence of IT services and the security industry. We are evaluating the possibility of partnering with an IT services provider in order to provide our existing and potential customers with an expanded scope of services. We are also doing the same within the building automation industry as we see a convergence of building automation technologies and services with the security industry.

We are evaluating several opportunities to expand our operations via joint ventures and partnerships with regional and international companies that can provide us with additional expertise and an expanded presence. In addition we are evaluating the possibility of acquiring similar businesses and expanding our operations.

Customers

We provide our products and services to customers in five markets:

•	Government

•	Healthcare

•	Education

•	Retail

•	Commercial Property Management

We also provide our products and services to various other sectors including corporate facilities, mining, entertainment and the automobile industry through direct sales to end-users and through subcontracting agreements.

The table below sets forth the approximate percentage of aggregate revenues for the year ended December 31, 2006 and 2005 from each of our largest customers/end-users:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Ontario Electrical Construction Ltd.	6.6%	1.0%
Ontario Realty Corporation	5.7%	2.7%
SNC Lavalin Profac	6.6%	4.3%
Ministry of Finance	5.1%	1.5%
World Wide Electric	3.5%	3.0%
bclMC Realty Corporation	3.7%	0.3%
Phazer Electric	3.3%	5.1%
Highpoint commercial Management Service	2.6%	0.9%
Brother’s & Wright Electrical Services Inc	2.2%	0.1%
Lakerage Health Corp.	2.7%	1.2%

As reflected in the above table, from period to period we derive revenues at different times from different customers.

Backlog

Our backlog consists of written purchase orders and contract, we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months. All of these orders and contracts are subject to cancellation at any time. As of December 31, 2006, our backlog was approximately $2,800,000.

Competition

The security industry is highly fragmented and competitive. We compete with a number of different companies regionally and nationally. We have various different types of competitors including consultants, integrators, and engineering and design firms. Our main competitors include Siemens, ADT, Simplex, Intercon and Diebold. Our competitors also include equipment manufacturers and vendors that provide security services. Some of our competitors have greater name recognition and financial resources than we do. However, we believe that we have a well-respected name and are known for our quality work and technical expertise. We may face future competition from potential new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by us. We cannot assure that we will be able to compete successfully in the future against existing or potential competitors.

Employees

As of December 31, 2006, Cancable has a staff of over 350 employees andA.C. Technical Systems has a staff of 51 full time employees including our officers, of whom 38 were engaged in systems installation and repair services, 9 in administration and financial control and 5 in marketing and sales.

None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Broadband deployment and provisioning services

We operate through our subsidiary Cancable Inc., located in Ontario, Canada to provide and deploy broadband services. Cancable Inc. was a subsequent acquisition.

Cancable Inc. is a growing Canadian based leader in providing and servicing broadband technologies to both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

Cancable has a long history as a field services organization. It has been successful in developing long-term relationships with its clients and is highly regarded in the industry for quality. This is evidenced by its status as the largest service provider to Rogers Cable Inc., Canada’s largest cable company and the exclusive supplier to Cogeco Cable Inc. in the Windsor, Ontario area. Cancable’s central appeal to its customers is its ability to deliver its quality services and at a cost which they cannot match internally.

Senior Management

Cancable has a proven team with over 70 years of cable TV contracting/technical deployment and support experience.

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

Cheryl Lewis, Director, DependableIT, began her career at Cancable in 1998 managing the dispatch group and building the original team of technicians. Ms. Lewis later assumed responsibility for the DependableIT division, a call center managing all incoming tech support calls and sales leads, as well as on-site technicians resolving computer support issues.

Our Strategy

Cancable believes that there is a large and growing market for its services and the demand for its services is growing as:

•	The increase in popularity of the Internet and in the complexity of Internet sites has increased demand for high-speed Internet access from both residential and commercial consumers;

•
Technological advances, including the shift from an analog to a digital network environment and the ability to leverage existing network infrastructure to deploy high-speed services such as IP networking technologies, have accelerated the availability of advanced services such as digital video and high-speed Internet access;

•
Cable and telecommunications service providers have made significant investments to build and upgrade their wired and wireless networks, creating a substantial opportunity to deliver advanced services to commercial and residential consumers;

•
End-users increasingly demand access to integrated video, voice and data services, advanced set top boxes, high-speed digital modems, telephone lines, voice mail, computer networks, video conferencing and other technologies. Cancable’s clients must rapidly deploy these technologies in order to maximize their revenue per end-user, realize a return on their investments and maintain or gain competitive advantages; and

•
The availability of multiple choices for end-users to receive advanced services has led broadband service providers to focus increasingly on end-user satisfaction to control turnover and to rely on technology enabling companies for some of their non-core activities, such as installation, integration, fulfillment, maintenance, warranty and support services.

Key Client Relationships

Cancable has two main customer relationships, Rogers Cable Inc. and Cogeco Cable. Rogers Cable Inc. is the most significant.

Rogers Cable Inc.

Rogers Cable Inc. is Cancable’s largest customer employing approximately 185 of our field technicians (Mississauga Primary contractor with 85, Scarborough Primary with 60, Toronto Secondary with 40) as of July 2005. In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity. This number is down from 22 contractors three years ago. Over the past two years, as a result of the vendor consolidation and its top rated performance, Cancable has emerged as Rogers’ primary contractor in the Greater Toronto Area with a 33% share of completed work orders

In addition to installation and service work, Cancable has finalized a new three year agreement that extends the types of services it will be performing. As evidence of Rogers growing dependency on Cancable, Rogers has requested that Cancable supplement its Tier 2 and Tier 3 customer service programs, something that is presently handled only by Rogers personnel. In this service, a call is transferred from Rogers’ customer service department to DependableIT, Cancable’s branded technical support centre, after Rogers determines that it is not directly a Rogers cable related problem. DependableIT’s remote diagnostic tools provide it with a complete situational review of the customer’s site. In these instances, the charge is billed to the customer’s credit card before assistance is provided. With the Tier 3 service, a field service visit is required and a Cancable technician is dispatched to the customer’s location with rates charged on an hourly basis for residential and commercial customers. Again, this service is presently provided by Rogers personnel only.

Cogeco Cable Inc.

Cancable’s current field supporting work with Cogeco is limited to the Windsor, Ontario area. In November 2003, Cancable assumed exclusive responsibility for all Cogeco-related installation activity. Cancable is currently in discussions on a new two year contract. Under this contract, Cancable’s 20 technicians will be co-located in Cogeco’s facility and the current residential install business will be expanded to include commercial work including all Cogeco commercial Internet sales and technical calls. DependableIT will charge a per call fee for support, and most significantly, earn commission on services sold. In addition the service offering is expanding into Tier 2 service - residential, similar to that currently being provided to Rogers.

Cancable’s competition within its geographical segment is contained to a minimal number of firms. They include Wirecomm, Trinity Cable and J&P Cable among others. We believe that our contracted revenue is significantly higher than any of the other competitors in our geography and thus gain an advantage due to our size and internally efficient systems.

The Contract Field Technical Support Industry

Overview

In 2004, the cable television industry in Canada served 9.3 million homes of which 2.3 million were subscribers to digital cable. While direct to home satellite service providers have penetrated the video market, cable operators continue to maintain an overall 77% market share.

A significant development for both cable and telecom companies has been the acceptance of the internet as a mass medium for commerce and communications involving both residential and commercial consumers. A recent reported stated that, as of 2004, 44% of Canadian homes were connected to high-speed Internet services. Approximately 2.3 million homes connect via cable while 1.9 million connect via telco providers.

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

Accordingly, management believes that its target market presents substantial growth opportunities due to:

•
the increasingly competitive landscape in the areas of video, internet and telecom delivery, which are requiring cable operators to increase their commitment to quality customer service and strict quality standards;

•	a drive for cost reductions on the part of the cable operators, caused by price competition due to “bundling” strategies by them and their competitors;

•	the increasing demand by residential and commercial consumers for advanced broadband services such as high-speed internet access, digital video and telephone;

•	the need to satisfy the demand for emerging broadband communications technologies such as web-based video conferencing;

•	virtual private networks, which are networks run over the internet that provide privacy to the network users;

•	voice-over-IP (VOIP), which will allow simultaneous two-way voice communication with high-speed data transmission over broadband; and

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

Over the next three years Cancable’s management expects to see its industry change significantly for the following reasons:

Increasing Technological Complexity

Each of Cancable’s target market segments is experiencing rapid changes in technology. The convergence of previously separate technologies has produced newer, more complex technologies, such as bundled video, voice and data services. Delivering these services requires more highly trained technicians, cross-trained in several technologies, to provide installation, integration, fulfillment, and long-term maintenance and support services than in the past. For example:

•
Cable Internet access. High-speed internet access requires that cable system operators provide initial installation and testing as well as on-going maintenance and support of new technologies, such as cable modems and network cards.

•
VOIP. Cable operators are already in the process of utilizing their networks for the provision of local telephone. This area represents a potentially significant source of incremental activity for Cancable.

•
Convergence of video and telecom services. Increasingly, traditional telecom carriers are entering the field of entertainment and data delivery, either through strategic investments in alternate technologies (see Direct Broadcast Satellite below) or through the adaptation of the existing telecom infrastructure.

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

Increased Reliance by BSPs on outsourcing

Technological advances and deregulation in the cable, telecommunications, satellite wireless and premise networking industries have provided residential and commercial consumers with multiple choices for receiving advanced services. The escalating competition for end-users has increased competitive pressures on BSPs, which is requiring them to focus more on consumer satisfaction. The providers' need to rapidly upgrade and expand existing systems, as a result of increased competition and growing demand for advanced services, should lead to a continued increase in the level of reliance on independent technology enablers for non-core activities, such as installation, integration, fulfillment, and long-term maintenance, warranty and support services. Management anticipates that BSPs will increase their reliance on independent technology enablers like Cancable to the extent that the enablers provide services that are of a higher quality and more cost efficient than existing, in-house infrastructure, in the same way that providers historically have relied on outside sources for other ancillary functions, such as design and manufacture of consumer premise equipment. Many emerging BSPs, such as DSL and DTH providers, often enter new markets where they have little or no local presence and limited resources to meet the growing demand for their advanced video, voice and data services. These providers typically have no in-house service infrastructure. Cancable believes these BSPs will continue to rely on independent technology enablers to meet their installation and maintenance needs. Cancable believes there will be an increased need for higher value-added services as the broadband industry continues to evolve and recurring upgrades and value-added improvements become more significant. Historically, large corporations with internal information technology departments have been primary users for such applications. However, the rapidly growing demand for such applications from small to medium-sized businesses and residential end-users, which do not have internal deployment and maintenance capabilities, presents additional growth opportunities for independent technology enablers like Cancable.

Emergence of Preferred Providers of Technology Enabling Services

Cancable believes that because of the increasing geographic scope of and complexity of technology deployed by BSPs, there is a growing trend towards a long-term, strategic alliances with technology enabling companies, in contrast to the historic, contractual project-by-project arrangements. Cancable believes that its industry is highly fragmented and characterized by smaller, privately held companies that offer a limited range of industry-specific services to a small number of clients in concentrated geographic areas. In Cancable’s experience, BSPs in its target markets who rely on technology enabling companies prefer to align themselves with larger, better capitalized companies that:

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

Industry Trends Specific to the Contract Field Technical Support Industry

•
Competition at the client level. Some of Cancable’s customers are in a monopolistic industrial environment. Today, these customers are faced with increasing competition in which is forcing them to adapt the new reality. Part of this adaptation includes taking an in-depth review of their internal cost structure to determine which services must be performed by employees and which should be contracted out, at lower cost.

•
Consolidation at the client level.  The cable television industry in particular has been undergoing a trend towards consolidation for many years. This trend has resulted in changes in the manner in which services are contracted for and has changed the relationship between client and service provider. Relationships today are driven less determined by personal contacts and more by professional qualifications. Also important to industry relationships today are the service provider’s ability to provide a service level that is uniform across its work force and to integrate its management and reporting systems with those of the client.

•
Trend towards contracting out. The above two drivers are causing cable television and telecommunications service providers to move increasingly towards contracting out services that are perceived to be non-core but are manageable through sophisticated systems and a high level of integration between their own internal systems and those of the support provider. While not a current client of Cancable, Bell Canada is leading the trend in this area with almost all of its field service activities contracted out. Cancable believes that its two largest clients, Rogers Cable and Cogeco Cable, contract out approximately two-thirds of their field installation and service call work. Cancable expects that this percentage will continue to increase and that the outsourcing trend will spread to these clients’ other field activities that are currently not outsourced.

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

Competitive pressure from larger firms

The security industry is highly competitive. We compete with a number of large international firms, which have more extensive resources than we do. In addition, these competitors may have greater brand recognition, proprietary technologies and superior purchasing power as well as other competitive advantages.

Risks associated with budget constraints and cut back of customer spending:

We are dependent on large institutional and commercial customers and their budgets. If there are cut backs in budgets by its customers it will adversely impact our revenues.

Risks associated with possible delays of construction schedules

We have contracted to provide security systems to a number of new buildings. Delays in construction of these buildings could potentially delay revenues being realized.

Supplier product failures

We do not currently manufacture our own products and must purchase products from others. It could adversely impact our relationships with our customers if there are delays in receiving products from suppliers or if there are defects in these products.

Contracts with government agencies may not be renewed or funded

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

Key personnel losses

Competition for highly qualified technical personnel is intense and we may not be successful in attracting and retaining the necessary personnel, which would limit the rate at which we can develop products and generate sales. In particular, the departure of any of our senior management members or other key personnel could harm our business.

Intellectual property protection risks

Our intellectual property might not be protected. No new intellectual property has been acquired within the last three years. Despite our precautions, it may be possible for unauthorized third parties to copy our products or obtain and use information that we regard as proprietary to create products that compete against ours. If we fail to protect and preserve our intellectual property, we may lose an important competitive advantage. In addition, we may from time to time be served with claims from third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we were precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expenses or divert the efforts of our technical and management personnel from productive tasks, whether or not the litigation is resolved in our favor. A successful claim against us, coupled with our failure to develop or license a substitute technology, could cause our business, financial condition and results of operations to be adversely affected.

We may not be able to increase our bonding

Many of our government contracts require that we obtain bonding. We may not be able to increase our bonding and, therefore, we may not be able to pursue larger projects as a primary contractor.

Fluctuation in quarterly results

Our quarterly results have varied over the past few years and will likely continue to do so. The results will vary based on the timing of the projects, construction schedules and customer budgets. Such fluctuations may contribute to volatility in the market price for our stock.

Lengthy sales cycle

The sale of our products and services frequently involves a significant commitment of resources to evaluate and propose a project. The approval process for our proposals usually involves multiple departments within our clients and may take several months. Accordingly, depending on the length of recording and processing time, a sale can take a prolonged period of time.

We may not be able to successfully make acquisitions or form partnerships as a means of fostering our growth

Our growth strategy involves successfully acquiring companies that will add value to our firm and also build partnerships with companies who can complement our core competencies. We may not be successful in identifying or consummating transactions with such companies.

Continued need for additional financing

To implement our growth plan, we may need additional financing. We will need additional financing upon, but not limited to, any of the following events:

•	Changes in operating plans

•	Lower than anticipated sales

•	Increased costs of expansion

•	Increase in competition relating to decrease in price

•	Increased operating costs

•	Potential acquisitions

Additional financing may not be available on commercially reasonable terms or may not be available at all.

Cancable, one of our major subsidiaries, relies on certain large clients for a significant portion of our revenues

Cancable currently derives a significant portion of its revenues from a limited number of clients. For the fiscal year ended December 31, 2006, Rogers Cable TV Limited accounted for approximately 79% of Cancable’s revenues. The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. Cancable’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice. As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period. A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business. If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

Cancable will be adversely affected by a decline in the growth of the cable and telecom industries

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

Our clients may not rely on the Contract Field Technical Support services we provide

Cancable’s success is dependent on the continued reliance by BSPs on independent companies like Cancable for performance of their installation, integration, fulfillment, and long- term maintenance and support services. If these providers elect to perform these services themselves, Cancable’s revenues may decline and its business could be harmed.

Consolidation of broadband service providers could result in fewer and smaller customers for us

The cable, telecommunications, satellite and wireless industries could experience significant consolidation activity. In addition, the consolidation of Cancable’s clients could have the effect of reducing the number of its current or potential clients, which could result in Cancable’s dependence on a smaller number of clients.

Cancable may face reduced customer demand due to new technologies

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

Cancable may not be able to compete on price with our competitors

Cancable’s industry is fragmented and highly competitive. Accordingly, it cannot be assured of being able to maintain or enhance its competitive position. Historically, there have been relatively few barriers to entry into the markets in which Cancable operates. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Cancable’s competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than it can. Cancable also faces competition from the in-house service organizations of its existing or prospective clients, which often employ personnel who perform some of the same types of services as it does. If Cancable is unable to maintain or enhance its competitive position, its business, prospects, operating results and financial condition may suffer materially.

Cancable may face an inability to attract and retain qualified employees

Cancable’s ability to provide high-quality services on a timely basis requires that it employ an adequate number of field technicians. Accordingly, its ability to meet the demand for its services will be limited by Cancable’s ability to attract, train and retain skilled personnel. Cancable’s industry is characterized by highly competitive labor markets and, like many of its competitors, historically Cancable has experienced high rates of employee turnover. Furthermore, its labor expenses may increase as a result of a shortage in the supply of skilled personnel and its efforts to improve its employee retention, which could adversely impact its profitability. Cancable cannot be certain that it will be able to improve its employee retention rates or maintain an adequate skilled labor force necessary to operate efficiently and to support its growth strategy. Failure to do so could impair its ability to operate efficiently and maintain its reputation for high quality service. This could also impair Cancable’s ability to retain current clients and attract new clients that could cause its financial performance to decline.

Mismatch of Staffing Levels and Contract Requirements

Since Cancable’s business is driven by large, and sometimes multi-year contracts, Cancable forecasts its personnel needs for future projected business. If Cancable increases its staffing levels in anticipation of a project that is subsequently delayed, reduced or terminated, it may underutilize these additional personnel, which would increase its expenses and could harm its business.

Cancable relies on key senior employees and management

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

Cancable is a growing business and may require additional financing which may not be available to us

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

We have issued a substantial number of warrants and options and other convertible securities, which may cause the trading price of our securities to decline and may limit our ability to raise capital from other sources:

As of December 31, 2006, there were 6,713,503 shares of common stock issuable upon the exercise of warrants and 299,997 shares issuable upon the exercise of options. Additionally, there were 49 shares of common stock of Cancable issuable upon the exercise of options and 20 shares of common stock of Iview issuable upon the exercise of options. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term notes as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or certain additional share issuances at prices below the then effective exercise or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants and options.

Because our directors own approximately 86% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders

Our directors own approximately 86% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues

A portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on our $16,869,800 principal amount of term notes are approximately $2,584,900, $2,240,300, $237,500, $5,050,000 and $6,757,100 from 2007 to 2011. In addition, since February 1, 2006, interest on the notes has been payable on a monthly basis. In addition, we have a series of other notes payable totaling $1,528,700 as of December 31, 2006. The annual principal repayment is approximately $28,700 for 2007. The $1,500,000 promissory note included in other notes payable, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term. The term notes are secured by all of our assets. Interest on term notes are settled in cash. However, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt. In any liquidation of us, the holders of our debt (including The Malar Trust ) would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

There is no active trading market in our securities

Although, our common stock is quoted on the NASD OTC Bulletin Board, there is no active trading in the stock. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of our stock may be highly volatile.

Penny Stock regulations apply to our securities:

Our securities are subject to the “penny” stock regulation of Rule 15g-9 of the Securities Exchange Act of 1934. Rule 15g-9 of the Exchange Act is commonly referred to as the “penny stock” rule and imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. A penny stock is any equity security with a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 of the Exchange Act provides that any equity security is considered a penny stock unless that security is: registered and traded on a national securities exchange and meets specified criteria set forth by the SEC; authorized for quotation in the National Association of Securities Dealers’ Automated Quotation System; issued by a registered investment company; issued with a price of five dollars or more; or issued by an issuer with net tangible assets in excess of $2,000,000. This rule may affect the ability of broker-dealers to sell our securities.

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

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2006, this extra 21.5% totaled approximately $100,000.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of this Annual Report on Form 10-KSB and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (http://www.creativevistasinc.com/) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this Annual Report on Form 10-KSB.

In addition, you may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov , which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.	Description of Property

Our office is located at 2100 Forbes Street, Units 8-10, Whitby, Ontario, Canada L1N 9T3. The premises, which were purchased in 2002, consist of approximately 5,900 square feet on the ground floor and 2,200 square feet on the second floor. We believe that these offices are adequate for our present purposes and planned expansion. Furthermore, we believe these offices are in good condition and adequately covered by insurance.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS.” At December 31, 2006, the bid price was $0.32 per share and the ask price was $0.51 per share. The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule. See “Risk Factors—Penny Stock.” The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2005	$1.03	$1.56
June 30, 2005	$0.70	$1.65
September 30, 2005	$0.51	$1.42
December 31, 2005	$0.32	$0.93
March 31, 2006	$0.35	$0.86
June 30, 2006	$0.31	$0.86
September 30, 2006	$0.15	$0.70
December 31, 2006	$0.15	$0.50

Our securities may not qualify for listing on Nasdaq or any other national exchange. Even if our securities do qualify for listing, we may not be able to maintain the criteria necessary to ensure continued listing. Our failure to qualify our securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of our securities on a national exchange. In such event, trading, if any, in our securities may then continue in the non-Nasdaq, over-the-counter market so long as we continue to file periodic reports with the SEC and there remain sufficient qualified market makers in our securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the our securities.

As of December 31, 2006 there were 264 beneficial holders of our Common Stock. We have 33,253,358 outstanding shares of Common Stock.

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

Overview and Recent Developments

During the fiscal year 2006, we entered into an agreement, through our wholly owned subsidiary, Cancable Holding Corp. (“Holding”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. To finance the acquisition, also on December 31, 2005, our subsidiaries entered into a loan agreement with Laurus Master Fund, Ltd. (“Laurus”) to which we became a guarantor.

We, Cancable, Holding, Covington Capital Corporation (“Covington”) and BMO Capital Corporation (“BMO”) entered into a Stock Purchase Agreement for the purchase by Holding of all the issued and outstanding shares of capital stock and any other equity interests of Cancable.

Cancable and Holding entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Note”) in the amount of $6,865,000 and Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Holding (up to 49% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of our assets and those of our subsidiaries. The principal amount of the Note bears interest at the prime rate plus one and three quarters percent with a minimum rate of seven percent. Cancable and Holding have granted Laurus a right of first refusal with respect to any debt or equity financings for a period of 180 days after closing.

On February 13, 2006, we and our subsidiaries, Iview, Digital Video Solutions Inc. (“Iview”), a newly formed Delaware corporation and direct subsidiary of ours, entered into a series of agreements with Laurus Master Fund Ltd. (“Laurus”) pursuant to a refinancing transaction whereby we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, we issued to Laurus a related warrant to purchase up to 2,411,003 shares of our common stock (up to 7.5% of our outstanding shares) at a price of $0.01 per share (the “Warrant”) and Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of our assets and those of our subsidiaries: A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Holding, Iview, Cancable Holding Corp., Cancable and Cancable, Inc.

Results of Operations

Comparison of Year Ended December 31, 2006
to Year Ended December 31, 2005

Since Holding, Cancable, and Iview Holding Corp. were acquired or formed after Fiscal Year 2005, the financial statements of these companies were not included in the accompany consolidated financial statements for the year ended December 31, 2005.

Sales: Sales for Fiscal Year 2006 totaled $30,456,900 representing an increase of 249.4% from Fiscal Year 2005. The acquisition of Cancable was responsible for all of the increase in revenues. The revenue from Cancable was $23,779,400.

(a) Cancable Segment - We acquired Cancable on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for Fiscal Year 2006 was $23,779,400. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the Fiscal Year 2006 was approximately $18,695,200 or 78.6% of its total revenue.

(b) AC Technical segment - Total revenue of AC Technical segment was $6,492,200 compared to $8,692,300 for Fiscal Year 2005. Contract revenue declined to $5,229,000 for Fiscal Year 2006 compared to $7,395,900 for Fiscal Year 2005. This decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. Contract revenue from three of our major customers was $1,295,400 in 2006. Service revenue generated was $1,282,400 for Fiscal Year 2006 and $1,296,300 for Fiscal Year 2005. There was no material fluctuation of the service revenue. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

(c) Iview DSI segment - Iview is a technology company that specializes in both security and digital video processing technologies. Expertise in both these areas enables us to address a broad spectrum of our customers' needs with intelligent and most importantly, reliable digital video security solutions. Total revenue for Fiscal Year 2006 was $157,600. Iview launched its digital video security product in Fiscal Year 2006.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for Fiscal Year 2006 was $20,511,000 or 67.3% of revenues compared to $5,831,600 or 66.9% of revenues for Fiscal Year 2005.

(a) Cancable segment - Cost of sales in this segment were $16,981,000 for Fiscal Year 2006. Costs were comprised principally of labor expenses of $11,835,900, vehicle expenses of $2,129,400 and material costs of $2,191,400. (b) AC Technical segment - Cost of sales in this segment were $3,438,900. The material cost was $2,053,800 or 31.5% of the AC Technical revenue for Fiscal Year 2006 compared to $3876,400 or 44.6% of revenues in Fiscal Year 2005. The decreased in percentage of the material cost was mainly due to some contracts with lower percentage of materials. On the other hand, labor and subcontractor costs decreased to $1,322,600 or 20.3% of AC Technical revenues for Fiscal Year 2006 and $1,843,600 or 21.1% of AC Technical revenues for Fiscal Year 2005. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The percentage of the labor and subcontractor cost remains stable for two fiscal years. (c) Iview DSI - Cost of sales in this segment was $91,200. The balance mainly represents material and shipping cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for Fiscal Year 2006 was $9,143,500 or 30.0% of revenues for Fiscal Year 2006 compared to $4,032,700 or 46.3% of revenues for Fiscal Year 2005. The balance is mainly comprised of the following:

Project cost was $1,272,900 or 4.2% of revenue for Fiscal Year 2006, compared to $1,228,700 or 14.1% for fiscal year 2005. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $808,200 for Fiscal Year 2006 compared to $697,100 for Fiscal Year 2005 with no material difference. The increase in balance was mainly due to an increase in the staff headcount. The automobile and travel expenses of approximately $351,400 for Fiscal Year 2006 compared to $496,200 for Fiscal Year 2005. The decrease in balance was mainly due to less travel by the staff, a decrease in the number of vehicles, and a decrease in leasing cost.

Selling expenses were $679,600 or 2.2% of revenues for Fiscal Year 2006 compared to $743,000 or 8.5% of revenues for Fiscal Year 2005. Selling expenses were mainly related to AC Technical segment. As of December 31, 2006 we had 4 salespersons in the AC Technical segment, which is one less than we had on December 31, 2005. The balance for Fiscal Year 2006 is mainly comprised of salaries and commissions to salespersons of $540,600 compared to $589,300 for Fiscal Year 2005. The decrease was mainly due to a decrease in the staff headcount. The advertising, promotion and trade show expenses were $71,100 for Fiscal Year 2006 compared to $81,700 for Fiscal Year 2005 with no material fluctuation.

General and administrative expenses were $7,191,000 or 23.6% of revenues for Fiscal Year 2006 compared to $2,061,100 or 23.6% for Fiscal Year 2005. The balance for Fiscal Year 2006 is comprised of $486,300 of investor relations expenses compared to $253,000 fees for Fiscal Year 2005. Included in the balance for Fiscal Year 2006, there was $356,300 relating to non-cash expenses. Total salaries and benefits to administrative staff were $2,683,400 for Fiscal Year 2006 compared to $507,700 for last year. The increase was mainly due to the salaries and benefits of Cancable segment of $2,262,900. Total depreciation of property plant and equipment was $986,500 for Fiscal Year 2006 compared to $44,200 for Fiscal Year 2005. The balance for current period mainly represents the depreciation of vehicles and equipments of Cancable segment. Additionally, the balance also included amortization of intangible assets in the amount of $600,000 for Fiscal Year 2006.

Interest and Other Expenses (Income): Interest and net other expenses for Fiscal Year 2006 was $6,344,200 compared to interest and other income of $1,973,800 for Fiscal Year 2005. The balance for Fiscal Year 2006 included amortization of deferred charges $782,900 compared to $450,500 for Fiscal Year 2005. The increase was mainly due to the deferred financing costs amounted to $600,500 carried forward from Fiscal Year 2005 was written off during the first quarter of Fiscal Year 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004, and the Secured Revolving Note dated September 30, 2004 through a refinancing transaction (details refer to Note 2, 8 and 9 of the financial statements). Additionally, net financing expenses increased to $4,617,000 or 15.2% of revenues compared to $2,307,300 or 26.5% of revenues for Fiscal Year 2005. The balance for Fiscal Year 2006 included the 2,411,003 warrants issued to Laurus with market value of $1,913,600 at the date of issuance, and cash payments of $539,300 as the penalties of the prepayment of the entire loans to Laurus. Also, the balance also included interest payable to Laurus of $1,683,900. The changes of derivative instruments expenses were $943,500 compared to income of $5,373,221 for Fiscal Year 2005.

Income taxes: There is no income tax provision for Fiscal Year 2006, which was mainly due to losses carried forward to offset all income generated. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax assets.

Net Income/Loss: Net loss for Fiscal Year 2006 was $5,541,900 compared to a net income of $827,574 for Fiscal Year 2005. Our operating income was $802,341 for Fiscal Year 2006 compared to operating loss $1,146,300 for Fiscal Year 2005. The growth was mainly due to the acquisition of Cancable at the beginning of Fiscal Year 2006.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2006, we had $3,560,000 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2007, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided in operating activities amounted to $1,027,800 for Fiscal Year 2006. The changes in operating assets and liabilities resulted in net cash provided of $643,700, which included a $134,600 decrease in accounts receivable, a $36,900 increase in inventory, a $138,800 increase in prepaid expenses, a $402,600 increase in accounts payable, a $154,600 increase in income taxes recoverable and a $53,800 decrease in deferred revenue.

Comparative balance sheet as at December 31, 2006 to December 31, 2005

Accounts Receivable

Our accounts receivable increased to $3,861,100 as of December 31, 2006 from $2,620,100 as of December 31, 2005. This was mainly due to the balance as of December 31, 2006 being included in the accounts receivable of Cancable in the amount of $1,799,500. Accounts receivable of the AC Technical segment was $2,040,800 as of December 31, 2006 compared to $2,620,100 as at December 31, 2005. The decrease in accounts receivable of AC Technical was mainly due the decrease in revenue.

Inventory

Inventory on hand on December 31, 2006 increased to $764,100, compared to the balance as of December 31, 2005 of $580,400 which was mainly due to the balance as of December 31, 2006 being included in the inventory of Cancable segment in the amount of $250,400. Inventory of the AC Technical segment was $430,300 compared to $557,700 as of December 31, 2005. The level of inventory of the AC Technical segment decreased. This was mainly due to an improvement in inventory control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased to $4,655,000 compared to the balance as of December 31, 2005 of $2,502,000 , which was mainly due to the balance as of December 31, 2006 being included Cancable segment in the amount of $2,643,600. The balance for the AC Technical segment was $1,826,100 as of December 31, 2006 compared to $2,501,100 as of December 31, 2005. The decrease in balance of AC Technical was mainly due to the decrease in purchases of material in the last twelve months and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $68,300 at December 31, 2006. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Received in Investing Activities. Net cash received in investing activities was $1,209,500 for the twelve months ending December 31, 2006 compared to net cash used in investing activities $125,000 for the twelve months ended December 31, 2005. The balance for the twelve months ending 2005 was mainly due to the note receivable to dataBahn of $125,000. The balance was repaid during Fiscal Year 2006. The current year balance was mainly due to cash received during the acquisition of Cacable in the amount of $1,226,800 and proceeds of sales of property and equipment in the amount of $454,400. Total purchase of capital assets for current fiscal year was $598,700.

Net Cash Provided From Financing Activities. Net cash provided from financing activities was $887,600 for the twelve months ending December 31, 2006 compared to net cash provided of $1,486,800 for the 12 months ending December 31, 2005. Current year balance mainly represents the additional borrowings from Laurus from the refinancing transaction in 2006. The whole entire revolving loans and convertible debts entered in 2004 were repaid during the same period.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained additional funding through a series of agreements with Laurus (see details on Note 2 and 9 in the condensed consolidated financial statements). In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. Also, we completed the refinancing transaction in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

Over the next twelve months we believe that our existing capital will be sufficient to sustain our operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our firm at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS 155 - “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

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

In September 2006, the Financial Accounting Standards Board issued SFAS 156 - “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

In September 2006, the FASB issued Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

In February 2007, the FASB issued Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or FAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

SAB 108 - ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

FIN 48 - ‘Accounting for Uncertainty in Income Taxes’

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 8 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in re-classification of certain of our outstanding warrants from derivative instrument liabilities to equity.

Off Balance Sheet Arrangements

None

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

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. Any discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Commitments

We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our convertible notes and promissory notes due to Laurus and other parties. In addition, we have also entered into an operating lease for our vehicles, computer and office equipment. The total minimum annual payments for the next five years are as follows:

	Payments due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Term notes	$16,869,822	$2,584,879	$2,240,356	$237,500	$5,050,000	$6,757,087	$-
Other Notes Payable	28,736	28,736	-	-	-	-	-
Note payable to related parties	1,500,000	-	-	-	-	-	1,500,000
Operating leases	933,700	467,800	327,400	138,500	-	-	-
Capital leases	2,499,740	807,470	535,070	768,766	363,985	24,449	-
Commitments related to consulting agreements	1,961,700	598,600	652,200	710,900	-	-	-
	$23,793,698	$4,487,485	$3,755,026	$1,855,666	$5,413,985	$6,781,536	$1,500,000

The figures in the above table do not include interest costs.

Item 7.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, and comprehensive (loss), stockholders’ (deficiency) and cash flows for the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2006 and 2005, and results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a stockholder deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

April 9, 2007

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2006	2005
Assets
Current Assets
Cash and bank balances	$3,560,181	$532,694
Accounts receivable, net of allowance
for doubtful accounts $ 218,450 (2005-$172,414)	3,861,036	2,620,090
Income tax recoverable	351,344	501,966
Inventory	764,077	580,350
Prepaid expenses	237,288	31,353
Note receivable	-	93,744
Due from related parties	2,203	2,203
Total current assets	8,776,129	4,362,400
Property and equipment, net of depreciation	3,824,555	804,907
Deposits	156,080	-
Goodwill	2,893,845	-
Restricted cash	339,028	-
Deferred financing costs, net	647,542	600,479
Other assets	-	35,210
Intangible assets	1,600,000	-
Deferred income taxes	32,746	13,779
	$18,269,925	$5,816,775
Liabilities and Stockholders' (Deficiency)
Current Liabilities
Revolving credit facilities	$-	$2,128,435
Accounts payable	2,578,985	1,779,918
Accrued salaries and benefits	1,157,552	91,518
Accrued commodity taxes	421,753	172,371
Accrued liabilities	496,698	457,246
Current portion of obligation under capital leases	710,375	-
Deferred income	68,245	15,875
Deferred income taxes	22,770	3,803
Current portion of convertible notes	-	1,100,000
Current portion of term notes	2,439,046	-
Current portion of other notes payable	28,736	143,678
Due to related parties	2,501	903
Total current liabilities	7,926,661	5,893,747
Term notes	14,430,776	-
Convertible notes	-	1,171,499
Notes payable to related parties	1,500,000	1,500,000
Other notes payable	-	28,736
Obligation under capital lease	1,789,365	-
Due to related parties	199,025	199,025
Derivative financial instruments	-	328,280
	25,845,827	9,121,287
Stockholders' (deficiency)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares 33,253,358 and 32,101,706 shares issued and outstanding
Common stock	517,990	-
Additional paid-in capital	3,887,706	(297,695)
Deferred compensation	-	(164,000)
Accumulated (deficit)	(11,863,862)	(2,777,802)
Accumulated other comprehensive losses	(117,736)	(65,015)
	(7,575,902)	(3,304,512)
	$18,269,925	$5,816,775

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ (Deficiency)

	Shares	Amount	Additional paid-in capital		Deferred Compensation	Accumulated (deficit)	Accumulated other comprehensive (losses)	Total Stockholders’ (deficiency)
Balance, December 31, 2004	30,135,000	$-	$(2,087,784)	$		$(3,605,376)	$(13,709)	$(5,706,869)
Stock-based compensation to non-employees	592,500	-	374,000		(164,000)	-	-	210,000
Conversion of options	1,200,000	-	1,268,041		-	-	-	1,268,041
Conversion of note payable into shares	174,216	-	148,048		-	-	-	148,048
Net income	-	-	-		-	827,574	-	827,574
Translation adjustment	-	-	-		-	-	(51,306)	(51,306)
Balance, December 31, 2005	32,101,716	-	(297,695)		(164,000)	(2,777,802)	(65,015)	(3,304,512)
Stock-based compensation	1,151,642	517,990	-		164,000	-	-	681,990
Cumulative effect as of October 1, 2006 of change in accounting principle for registration payment arrangements	-	-	4,121,871		-	(3,544,168)	-	577,703
Value of Stock Options issued to employees	-	-	63,530		-	-	-	63,530
Net (loss)	-	-	-		-	(5,541,892)	-	(5,541,892)
Translation adjustment	-	-	-		-	-	(52,721)	(52,721)
Balance, December 31, 2006	33,253,358	$517,990	$3,887,706		$-	$(11,863,862)	$(117,736)	$(7,575,902)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Operations and Comprehensive (loss)
For the years ended December 31

	2006	2005
Contract and service revenue
Contract	$5,352,841	$7,421,696
Service	25,061,831	1,296,347
Others	42,225	-
	30,456,897	8,718,043
Cost of sales
Contract	3,055,938	5,231,426
Service	17,455,096	600,195
	20,511,034	5,831,621
Gross margin	9,945,863	2,886,422
Operating expense
Project	1,272,891	1,228,657
Selling	591,125	742,966
Selling - Non-cash stock compensation	88,495	-
General and administrative	6,597,516	1,710,028
General and administrative - Non-cash stock compensation	593,495	351,038
	9,143,522	4,032,689
Income (loss) from operations	802,341	(1,146,267)
Interest expenses and other expenses (income)
Net financing expenses	4,617,825	2,307,270
Written off goodwill	-	503,900
Liquidated damages	-	137,703
Amortization of deferred financing costs	782,881	450,507
Derivative instruments	943,527	(5,373,221)
	6,344,233	(1,973,841)
Income (loss) before income taxes	(5,541,892)	827,574
Income taxes	-	-
Net income (loss)	(5,541,892)	827,574
Other comprehensive (loss):
Foreign currency translation adjustment	(52,721)	(51,306)
Comprehensive (loss)	$(5,594,613)	$776,268
Basic weighted-average shares	32,394,008	30,945,604
Basic income (loss) per share	$(0.17)	$0.02
Diluted (loss) per share	$(0.17)	$(0.06)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31

	2006	2005
Operating activities
Net income (loss)	$(5,541,892)	$827,574
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	982,677	44,215
Amortization of intangible assets	604,057	4,476
Amortization of deferred financing cost	186,261	450,507
Derivative instruments	3,020,136	(3,734,876)
Written off deferred charges	600,481	-
Gain on disposal of capital assets	(228,113)	-
Bad debt expenses	14,987	132,231
Goodwill written off	-	503,900
Liquidated damages	-	137,703
Stock-based compensation expenses	681,990	351,038
Amortization of employee stock option	63,530	-
Changes in non-cash working capital balance
Accounts receivable	134,618	(25,836)
Inventory	36,862	(9,448)
Prepaid expenses	(138,823)	(8,470)
Accounts payable and other accrued liabilities	402,610	561,705
Deferred revenue	53,760	(173,595)
Income taxes payable	154,621	(157,090)
Net cash provided by (used in) operating activities	1,027,762	(1,095,966)
Investing activities
Cash received with acquisition of Cancable	1,226,756	-
Proceeds from sales of property and equipment	456,442	-
Purchase of property and equipment	(598,707)	-
Note receivable (advances) payment	125,000	(125,000)
Net cash (used in) investing activities	1,209,491	(125,000)
Financing activities
Proceeds from bank indebtedness	35,934	232,736
Repayment of notes payable	(147,492)	-
Due to related parties	1,641	(3,960)
Proceeds from term note	2,120,102	-
Proceeds from convertible notes	-	1,250,000
Repayment of capital lease	(975,527)	-
Restricted cash	169,670	-
Repayment of convertible notes	(316,803)	-
Exercise of options	-	8,041
Net cash provided by financing activities	887,525	1,486,817
Effect of foreign exchange rate changes on cash	(97,291)	(110,834)
Net change in cash and cash equivalents	3,027,487	155,017
Cash and cash equivalents, beginning of period	532,694	377,677
Cash and cash equivalents, end of period	$3,560,181	$532,694

Supplemental Cash Flow Information
Cash paid for the interest	$2,536,082	$370,001
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrant	$1,913,571	$137,703
Repayment of convertible notes and revolving	$7,099,786	$-
credit facilities through the proceeds of refinancing
Capital assets purchase through capital leases	$1,617,715	$-
Common shares issued for consulting fees,
professional and bonus	$681,990	$351,038
Other note payable converted to equity	$-	$105,193

(a)  In January 2006, the Company entered into a series of agreements with Laurus whereby Cancable Inc. issued to Laurus a secured term note in the amount of $6,865,000. The proceeds of the term note was used to pay off certain debts of Cancable Inc. to its previous stockholders, Covington and BMO, in the amount of $6,013,500 and professional fees in the amount of $650,600. Cancable Inc. has received cash $201,000 from this transaction. Part of the professional fees with the amount of $455,400 (see Note 7) was recorded as deferred financing costs.
(b)  In February 2006, the Company has entered into a series of agreements with Laurus for the refinancing transaction whereby the Company issued to Laurus a secured term note in the amount of $8,250,000. The proceeds of the term note was used to pay off outstanding revolving credit facilities (see Note 8) and convertible term notes (see Note 9) in the amount of $7,099,786, prepayment penalties in the amount of $539,300 and professional fees in the amount of $117,600. The professional fees were recorded as deferred financing costs (see Note 7). The Company has received cash $493,200 from this transaction.
(c)  During the refinancing transaction mentioned above, the Company also issued a secured term note in the amount of $2,000,000. $500,000 was restricted cash which the Company has used it for the repayment of principal and interest of this term note. After the payment of professional fees in the amount of $148,000, the Company has received cash $1,425,402 for this transaction. The professional fees was recorded as deferred financing costs (see Note 7).

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006 and 2005
1. Summary of Accounting Policies

Basis of presentation

The accompanying financial statements as at and for the years ended December 31, 2006 and 2005 have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2006 and statement of operations, equity and cash flows for the year end December 31, 2006 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). The consolidated balance sheets as at December 31, 2005 and statement of operations and cash flows for the year end December 31, 2005 include the accounts of CVAS, AC Acquisition, AC Technical and Iview DSI. All material inter-company accounts, transactions and profits have been eliminated.

Reclassifications

Certain amounts from the December 31, 2005 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $5,541,892 for the year ended December 31, 2006 and have an accumulated deficit of $11,863,862 at December 31, 2006.

We have outstanding term loans aggregating $16,869,822, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

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

The Company’s cash and cash equivalents were $3,560,181 and $532,694 as at December 31, 2006 and 2005.

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

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost and market value. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence, and excess inventory based upon assumptions about future demand and market conditions. Inventory consists principally of parts, materials and supplies.

Property and Equipment

Property and equipment is stated at original cost. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation per annum is computed over the estimated useful life as follows:

Industrial condominium	4% declining balance basis
Leasehold improvements	lesser of 5 years or the term of the lease straight-line basis
Office equipment	20% declining balance basis or 3 years straight-line method
Office equipment under capital leases	3 years straight-line method
Furniture and fixtures	20% declining balance basis or 3 years straight-line method
Furniture and fixtures under capital leases	5 years straight-line method
Computer hardware and software	30% declining balance basis or 3 years straight-line method
Computer hardware and software under capital leases	3 years straight-line method
Vehicles	4 years straight-line basis
Vehicles under capital leases	4 years straight-line basis
Tools and equipment	3 years straight-line basis

Customer Relationships and Trade Name

Customer relationships and trade name represents the acquisition cost of an acquired customer relationships and trade name of Cancable and is recorded at cost less accumulated amortization. Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years. The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed. Amortization charged to operations aggregated $600,000 in 2006 (see Note 2).

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. We recorded an impairment charge of $503,900 at December 31, 2005. Management determined there was no additional impairment at December 31, 2006.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Issuance of Equity Instruments for Services

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ending December 31, 2006. Stock-based awards to non-employees are accounted for whichever is more reliably measurable in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

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

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades and regional broadband and cable service. Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are provided.

Warranty

The Company carries a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual. Expenditures exceeding such accruals are expensed direct to cost of sales.

Earning (loss) per share

The Company applies SFAS No. 128, "Earnings Per Share". Basic earning (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of term notes convertible notes and notes payable are also approximate fair value except notes payable due to The Burns Trust and the Navaratnam Trust and related party balances for which the fair value is not determinable.

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

Any discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the generally short payment terms.

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
SFAS 157 - ‘Fair Value Measurements’

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

SFAS 158 - ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, 'Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)', or SFAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

SFAS 159 - ‘The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115’
In February 2007, the FASB issued Financial Accounting Standard No. 159 'The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115' or SFAS 159. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option.

The following are eligible items for the measurement option established by this Statement:

1. Recognized financial assets and financial liabilities except:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, 'Accounting for Leases.'

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

f.
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1. May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

2. Is irrevocable (unless a new election date occurs)

3. Is applied only to entire instruments and not to portions of instruments.

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, 'Fair Value Measurements'. We have not yet determined what effect, if any, adoption of this Statement will have on our financial position or results of operations.

SAB 108 - ‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), 'Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.' SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

FIN 48 - ‘Accounting for Uncertainty in Income Taxes’

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. Adoption of this statement is not expected to have any material effect on our financial position or results of operations.

EITF 00-19-2, "Accounting for Registration Payment Arrangements".

In December 2006, the FASB issued Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements". This statement is effective for existing registration payment arrangements as of January 1, 2007, with earlier application permitted in previously-unissued financial statements. As discussed in Note 9 and as permitted by the FSP, we adopted the provisions of this FSP in our fourth quarter of 2006, resulting in re-classification of certain of our outstanding warrants from derivative instrument liabilities to equity.

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

The Transaction described in above relating to the acquisition of Cancable was accounted for as a business combination in accordance with SFAS No. 141. Goodwill and intangible asets were measured as fair value after the purchase price net off the fair value of tangible assets. A summary of the Transaction is presented below:

Fair value of net tangible assets acquired

Common stock issued	$-
Options to purchase common stock	-
Transaction costs	260,023
Equity purchase price	260,023
Assumed debt and capital lease obligations	7,785,450
Equity purchase price	8,045,473
Fair value of net tangible assets
Cash and bank balances	$1,226,756
Accounts receivable	1,420,863
Inventory and supplies	217,760
Prepaid expenses	225,485
Other current assets	6,766
Property and equipment	2,017,273
Aggregate tangible assets	5,114,903
Accounts payable and accrued liabilities	(1,962,109)
Other liabilities	(201,166)
2,951,628
Intangible assets	2,200,000
Goodwill	$2,893,845

The unaudited results of operations of Cancable have been included in the results of operations of the Company for the entire year ended December 31, 2006, had the acquisition of Cancable taken place on January 1, 2005, the consolidated unaudited results of operations would have been as follows:

Revenue	$25,449,083
Net income	$215,334
Net income per share	$0.01

3.	Prepaid Expenses

The balance consists of the following:

	2006	2005
Prepaid insurance	$149,949	$-
Prepaid rent	38,160	-
Prepaid leases	20,554	-
Others	28,625	6,353
Consulting and professional fees	-	25,000
	$237,288	$31,353

4.	Related Party Transactions

Balances due to related parties are as follows:

	2006	2005
Balance due from a company controlled by the president, non-interest bearing and due on demand	$2,203	$2,203
Balances due to related parties are as follows:
Advances from the Chief Executive Officer (CEO) of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	58,693	58,693
Subordinated loan - advances from the CEO and is secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest for the year was $Nil (2004: $4,328).
	55,919	55,919
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	2,501	903
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus	84,413	84,413
	201,526	199,928
Less current portion	2,501	903
	$199,025	$199,025
Note payable to related parties are as follows:
Note payable to the Malar Trust (the CEO is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $48,091 (2005: $45,000)	$1,500,000	$-
Note payable to the Navaratnam Trust (the CEO is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $Nil (2005: $22,500)	-	750,000
Note payable to the Burns Trust (the president is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan Total interest for the year was $Nil (2005: $22,500)	-	750,000
	$1,500,000	$1,500,000

During the year, $202,500 (2005 - $250,000) in consulting fees were paid to the Companies controlled by the CEO. In addition, $188,700 (2005 - $126,000) in consulting fees was paid to the Company controlled by the president’s spouse.

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

5.	Property and Equipment

		2006		2005
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$85,565	-	$85,565	-
Industrial condominium	737,926	122,775	737,926	99,761
Leasehold improvement	98,980	14,426	-	-
Office equipment	264,307	88,157	68,969	37,345
Office equipment under capital leases	42,505	15,349	-	-
Furniture and fixtures	112,057	80,682	55,478	30,512
Furniture and fixtures under capital leases	19,235	19,235	-	-
Computer hardware and software	775,332	493,260	83,509	58,922
Computer hardware and software under capital leases	106,049	84,242	-	-
Office equipment
Vehicles	134,554	111,914	-	-
Vehicles under capital leases	2,643,899	432,914	-	-
Tools & Equipment	711,729	444,629	-	-

	$5,732,138	$1,907,583	$1,031,447	$226,540
Net book value		$3,824,555		$804,907

6.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,000,000	200,000	800,000
Trade name	1,200,000	400,000	800,000
	2,200,000	600,000	1,600,000

7.	Deferred Financing Costs, Net

Deferred financing costs are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. The balance carried forwarded from December 31, 2005 was written off in the amount of $600,479 as the entire revolving notes and convertible notes issued on September 30, 2004 were repaid. For the year ended December 31, 2006, the amortization of deferred financing cost was approximately $182,402 (2005 - $450,507).

	2006	2005
Cost	$829,944	$1,176,365
Accumulated amortization	182,402	575,886
	$647,542	$600,479

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2007	$173,123
2008	148,435
2009	120,801
2010	113,180
2011	92,003
$647,542

8.	Revolving Credit Facilities

The Company had a $3,000,000 secured revolving line of credit, including a secured convertible minimum borrowing note in the amount of $1,000,000, with Laurus. The entire revolving line of credit was repaid during the period ended March 31, 2006 through a refinancing transaction in February 2006 (see Note 10).

9.	Convertible Notes

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

Revolving credit facilities as at December 31, 2005 was as follows:

2005
Borrowing under revolving line of credit	$2,670,666
Less: Unamortized discount on notes, related to convertible options, common stock options and warrants	(802,238)
1,868,428
Add: Bifurcated embedded compound instrument	260,007
$2,128,435
Convertible notes as at December 31, 2005 was as follows:

2005
7% convertible term note due to Laurus, collateralized by all assets of the Company with interest at Prime plus 2%	$4,500,000
Less: Unamortized discount on notes, related to common stock options and warrants	(3,233,501)
1,266,499
Add: Bifurcated embedded compound instrument	1,005,000
$2,271,499

The above Notes were repaid during the period ended March 31, 2006 through a refinancing transaction (see Note 10).

(b) Derivative Financial Instruments

We have issued to Laurus warrants to purchase up to 5,974,003 shares of our common stock and options to purchase up to 1,499,997 shares of our common stock, at exercise prices of $1.15 to $0.01 per share, with terms of seven to ten years. During the quarter ended September 30, 2005, Laurus exercised 1,200,000 options.

Because these warrants and options were subject to a registration payment arrangement, they were classified as derivative instrument liabilities and recorded at their fair value.. We compute their fair values using a Black-Scholes model with an interest rate of 3.5% to 4.33%, volatility from 45% to 55%, expected dividend yield of 0%, share price of $0.34 to $1.07 and expected terms of seven to ten years, as appropriate. The aggregate fair value of the outstanding warrants and options at the time they were issued was $4,121,871 and at September 30, 2006 was $577,703.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). That Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting For Contingencies”. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

As permitted by FSP EITF 00-19-2, we have adopted the provisions of this FSP in our interim period beginning October 1, 2006. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods is not permitted. Accordingly, as of October 1, 2006, the warrants and options are no longer classified as derivative instrument liabilities and their fair values as of October 1, 2006 of $577,703 have been transferred to equity, with corresponding adjustments to additional paid-in capital and retained earnings to reflect previous charges to income for changes in the fair values of the instruments since they were issued.

Laurus has agreed to terminate all registration rights they held related to our agreements with them and, accordingly, we no longer have any potential registration payment obligations.

At December 31, 2006, the following common stock options and warrants issued to Laurus in connection with financing were outstanding. As discussed above, as of October 1, 2006, these options and warrants are no longer accounted for as derivative instrument liabilities and their fair values at that date were transferred to equity.

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Value - September 30, 2006
09-30-2004	09-30-2014	**299,997	$0.01	$319,101	$58,551
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	25,154
03-31-2005	03-31-2012	100,000	1.20	60,291	1,325
04-30-2005	04-30-2012	100,000	1.01	44,309	1,803
05-31-2005	05-31-2012	100,000	1.01	56,614	1,864
06-22-2005	06-22-2012	313,000	1.00	137,703	6,055
06-30-2005	06-30-2012	100,000	0.90	50,431	2,237
07-31-2005	07-31-2012	100,000	1.05	56,244	1,872
08-31-2005	08-31-2012	100,000	1.05	22,979	1,932
09-30-2005	09-30-2012	100,000	0.80	36,599	1,990
10-31-2005	10-31-2012	100,000	0.80	27,367	2,050
11-30-2005	11-30-2012	100,000	0.80	16,392	2,994
12-31-2005	12-31-2012	100,000	0.80	10,270	3,060
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	466,816
				$4,121,871	$577,703

10.	Term Notes

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009. $1,600,000 is payable on the maturity date.

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

Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004 (also see Note 9), the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) (see Note 9) and such 2004 Notes were subsequently cancelled.

Interest on the term note for the nine months period ended December 31, 2006 was $1,587,222 (2005: $Nil).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,619,822
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	2,000,000
16,869,822
Less: current portion	2,439,046
$14,430,776

The principal payments for the next five years are as follows:

Amount
2007	$2,439,046
2008	2,240,356
2009	375,000
2010	5,050,000
2011	6,765,420
$16,869,822

11.	Net Financing Expenses

	December 31, 2006	December 31, 2005
Capital leases	$254,005	$-
Interest of credit facility	1,683,900	2,260,617
Amortization of interest on debt instruments	168,171	-
Interest and penalties on prepayment of convertible notes - cash	539,319	-
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	1,913,571	-
Others	58,859	46,653
	$4,617,825	$2,307,270

12.	Other Notes Payable

In February 2004, the Company issued four promissory notes each with principal amounts of $39,632 and payable at 100% of the face or principal amount in the denomination of CAD $50,000. The notes mature on February 26, 2007. Interest is payable monthly and accrues at the rate of 10.5% per annum on the outstanding principal amount on the 26th day of each month. The principal amount of the notes is repayable in twelve consecutive monthly payments commencing on March 26, 2006. The balance of the notes was $28,736 at December 31, 2006. The entire outstanding balance was settled in February, 2007.

Interest expense recognized for the period was $10,768 (2005 - $57,898).

13.	Obligation Under Capital Leases

	2006	2005

Obligation under capital lease - 10%, due April 2008, repayable $382 principal and interest monthly, secured by certain office equipment	$7,023	$-

Obligation under capital lease - 11.7%, due May 2007, repayable $581 principal and interest monthly, secured by certain computer equipment	4,419	-

Obligation under capital lease - 10.9%, due July 2007, repayable $623 principal and interest monthly, secured by certain computer equipment	5,266	-

Obligation under capital lease -13.3%, due July 2007, repayable $347 principal and interest monthly, secured by certain computer equipment	2,835	-

Obligation under capital lease -11%, due June 2007, repayable $863 principal and interest monthly, secured by certain computer equipment	6,627	-

Obligation under capital lease -17%, due June 2007, repayable $1,305 principal and interest monthly, secured by certain computer equipment	9,206	-

Obligation under capital lease - 15.14%, due November 2011, repayable $399 principal and interest monthly, secured by certain office equipment	14,136	-

Obligation under capital lease - 9.07%, due November 2011, repayable $517 principal and interest monthly, secured by certain office equipment	1,981	-

Obligation under capital lease - 8.87%, due July 2009, repayable $449 principal and interest monthly, secured by 21 vehicles	342,726	-

Obligation under capital lease - 8.67%, due August 2009, repayable $439 principal and interest monthly, secured by 14 vehicles	228,983	-

Obligation under capital lease - 8.67%, due September 2009, repayable $439 principal and interest monthly, secured by 22 vehicles	366,412	-

Obligation under capital lease - 8.67%, due October 2009, repayable $439 principal and interest monthly, secured by 5 vehicles	84,872	-

Obligation under capital lease - 10.88%, due June 2010, repayable $489 principal and interest monthly, secured by 7 vehicles	141,903	-

Obligation under capital lease - 10.88%, due July 2010, repayable $489 principal and interest monthly, secured by 20 vehicles	411,549	-

Obligation under capital lease - 10.88%, due August 2010, repayable $489 principal and interest monthly, secured by 6 vehicles	125,295	-

Obligation under capital lease - 10.88%, due September 2009, repayable $493 principal and interest monthly, secured by 7 vehicles	149,470	-

Obligation under capital lease - 8.88%, due November 2010, repayable $439 principal and interest monthly, secured by 5 vehicles	111,969	-

Obligation under capital lease - 8.85%, due December 2010, repayable $439 principal and interest monthly, secured by 7 vehicles	161,960	-

Obligation under capital lease - 9.30%, due January 2011, repayable $491 principal and interest monthly, secured by 4 vehicles	92,964	-

Obligation under capital lease - 30.00%, due August 2007, repayable $357 principal and interest monthly, secured by 82 vehicles	230,144	-
	2,499,740	-
Less amount due within one year included in current liabilities	710,375	-

	$1,789,365	$-

The future minimum lease payments are as follows:

2007	$928,334
2008	655,934
2009	889,630
2010	484,852
2011	24,449
2,983,199
Less imputed interest	483,459
$2,499,740
Interest expense for the year related to capital assets was $ 254,005 (2005 - $Nil).

14.	Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:
	2006	2005

U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-
Reconciliation to statutory rates is as follows:
	2006	2005
Income (loss) before income taxes
Income (loss) from U.S. sales	$(6,266,742)	$1,636,089
Income (loss) from Canadian sales	724,850	(808,515)
	(5,541,892)	827,574
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	36.12%	36.12%

The Company has unutilized taxable losses in the United States available for carry forward to reduce income taxes of approximately $8,051,800 otherwise payable in future years. In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce income taxes of approximately $1,687,300 otherwise payable in future years.

		2006		2005
Expected income tax expense (recovery)	$(2,305,543)	(41.6)%	$321,641	38.9%
Increase (decrease) in taxes resulting from
Valuation allowances	1,719,491	31.0%	777,672	94.0%
Permanent differences	912,607	16.5%	(1,177,392)	(142.3%)
Small business and other tax rate reductions	(249,775)	(4.5%)	46,353	5.6%
Other	(76,780)	(1.4%)	31,726	3.8%
Income tax expenses (recovery)	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below:

	2006	2005
Assets
Tax benefits on losses carried forward under U.S. tax rate	3,660,545	517,773
Tax benefits on losses carried forward under Canadian tax rate	1,600,876	256,536
Accounting depreciation in excess of tax depreciation	32,746	9,591
Other	785	4,909
	5,294,952	788,809
Less: valuation allowance	(5,261,421)	(774,309)
	33,531	14,500
Less: current portion	(785)	(721)
	$32,746	$13,779
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$-
Other	23,555	4,524
	23,555	4,524
Less: current portion	(23,555)	(4,524)
	$-	$-

Net deferred income taxes
	2006	2005
Current
Assets	$785	$721
Liabilities	(23,555)	(4,524)
	$(22,770)	$(3,803)
Long-term
Assets	$32,746	$13,779
Liabilities	-	-
	$32,746	$13,779
	$9,976	$9,976

15.	Warranty

As part of the installation, the Company has provided its customers with warranties. The warranties generally extend ninety days labor and one year on equipment from the date of project completion.

	2006	2005
Balance, beginning of year	$34,482	$9,228
Expenses incurred	(10,000)	(17,636)
Provision made	10,000	42,890
Balance, end of year	$34,482	$34,482

16.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2006, the Company entered into two consulting agreements by issuing 125,000 shares stock in consideration for investor relations services rendered with the fair value of $65,000. Total recognized consulting expenses relating to the above shares are $65,000. Additionally, the Company entered into another consulting agreement by issuing 75,000 shares in consideration for advisory service rendered with the fair value of $41,250. Total recognized advisory service expenses relating to the above shares are $41,250.

During the period ended June 30, 2006, the Company entered into three consulting agreements by issuing 70,880 shares stock in consideration for investor relations and consulting services rendered with the fair value of $52,050. Total recognized consulting expenses relating to the above shares are $52,050.

During the period ended September 30, 2006, the Company entered into a consulting agreement by issuing 41,665 shares stock in consideration for investor relations and consulting services rendered with the fair value of $28,749. Total recognized consulting expenses relating to the above shares was $28,749. Additionally, the Company issued 7,000 common shares to the officer of A.C. Technical with the fair value of $2,100. The expense was recorded under general and administration expenses.

During the period ended December 31, 2006, the Company entered into a consulting agreement by issuing 49,998 shares stock in consideration for investor relations and consulting services rendered with the fair value of $15,999. Total recognized consulting expenses relating to the above shares was $15,999. Additionally, the Company issued 243,307 common shares to the legal counsel with the fair value of $97,325. The expense was recorded under general and administration expenses. The Company also issued 215,517 and 323,275 shares to 1608913 Ontario Inc. and Nationwide for the payment of the consulting fees with a fair value of $215,517.

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

At December 31, 2006, options to purchase 2,317,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of December 31, 2006, there was $476,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. No options were vested as of December 31, 2006. The cost recognized for the period end December 31, 2006 was $63,530 which was recorded as the general and administration expenses.

In valuing the options issued on June 30, 2006 the following assumptions were used

December 31, 2006

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan during the year ended December 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	-	-
Granted	2,317,000	$0.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2006	2,317,000	$0.63	5.0	$-

Exercisable at December 31, 2006	-	-	-	-

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the quarter ended March 31, 2006, in connection with financing arrangements, the Company issued warrants to purchase 2,411,003 shares of common stock. The fair value of the warrants of $1,913,571 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.01 and unlimited contractual lives.

As of December 31, 2006, we had the following options and warrants outstanding:

	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for
09-30-2004	09-30-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$0.33	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	Financing
03-31-2005	03-31-2012	100,000	1.20	60,291	Financing
04-30-2005	04-30-2012	100,000	1.01	44,309	Financing
05-31-2005	05-31-2012	100,000	1.01	56,614	Financing
06-22-2005	06-22-2012	313,000	1.00	137,703	Financing
06-30-2005	06-30-2012	100,000	0.90	50,431	Financing
07-31-2005	07-31-2012	100,000	1.05	56,244	Financing
08-31-2005	08-31-2012	100,000	1.05	22,979	Financing
09-30-2005	09-30-2012	100,000	0.80	36,599	Financing
10-31-2005	10-31-2012	100,000	0.80	27,367	Financing
11-30-2005	11-30-2012	100,000	0.80	16,392	Financing
12-31-2005	12-31-2012	100,000	0.80	10,270	Financing
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	Financing
		6,713,503

17.	Major Customers

During the year ended December 31, 2006, the Company derived 61% of its revenue from a single customer.

18.	Segment Information

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

The following table presents financial information with respect to the segments that management uses to make decisions. We acquired Cancable as of January 1, 2006 and its results are included from that date..

	December 31, 2006	December 31, 2005
SALES:
Cancable	$23,779,440	$-
AC Technical	6,492,163	8.692,275
Iview	157,594	-
Creative Vistas, Inc.	27,700	25,768
Consolidated Total	$30,456,897	$8,718,043
DEPRECIATION AND AMORTIZATION:
Cancable	$939,054	$-
AC Technical	43,613	44,215
Consolidated Total	$982,667	$44,215
INTEREST EXPENSES:
Cancable	$930,872	-
AC Technical	10,768	15,041
Iview	179,568	-
AC Acquisition	48,091	45,000
Creative Vistas, Inc.	3,448,526	2,247,229
Consolidated Total	$4,617,825	2,307,270
NET INCOME (LOSS):
Cancable	$896,633	$-
AC Technical	(150,509)	(715,471)
Iview	(200,100)	(3,044)
AC Acquisition	(48,091)	(45,000)
Corporate (1)	(6,039,825)	1,591,089
Consolidated Total	$(5,541,892)	$827,574
TOTAL ASSETS
Cancable	$7,880,618	$-
AC Technical	3,719,040	4,351,177
Iview	1,697,555	22,777
AC Acquisition	-	-
Creative Vistas, Inc.	4,972,712	1,442,821
Consolidated Total	$18,269,925	$5,816,775
CAPITAL ASSETS
Cancable	$3,058,227	$-
AC Technical	766,328	804,907
Consolidated Total	$3,824,555	$804,907
CAPITAL EXPENDITURES
Cancable	$2,215,878	$-
AC Technical	-	-
Iview	-	-
AC Acquisition	-	-
Consolidated Total	$2,215,878	$-

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2006	December 31, 2005
Contract	$5,352,841	$7,421,696
Service	25,061,831	1,296,347
Others	42,225	-
Total sales to external customers	$30,456,897	$8,718,043
All revenue generated by the Company was in Canada.

19.	Diluted Loss Per Share

	2006	2005
Basic weighted average shares outstanding	32,394,008	30,945,604
Convertible debt assumed conversion	-	8,087,768
Warrants	-	1,112,244
	32,394,008	40,145,615

Net income (loss)	$(5,544,897)	$827,574
Interest on convertible debt	-	427,327
Derivative income	-	(2,479,975)
(Loss) available for diluted EPS	$(5,541,892)	$(2,470,065)
Diluted (loss) per share	$(0.17)	$(0.06)

20.	Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse. In addition, the Company has also entered into an operating lease for its premises, vehicles, computers and office equipment. The total minimum annual payments for the next three years are as follows:

	Total	2007	2008	2009

Operating leases	$933,700	$467,800	$327,400	$138,500
Commitments related to consulting agreements	1,961,700	598,600	652,200	710,900

	$2,895,400	$1,066,400	$979,600	$849,400

21.	Subsequent Events

On March 20, 2007, the Registrant entered into a number of amendments to its financing arrangements with Laurus Master Fund, Ltd. (“Laurus”) primarily to permit the Registrant to defer monthly principal payments under its Term Note with Laurus, at the Registrant’s option, otherwise due for any of the months from March 2007 through February 2008 in exchange for issuing Laurus Warrants to purchase 108,000 shares of Common Stock of the Registrant at an exercise price of $0.90 per share for each month of postponed principal. The Registrant has exercised its option to defer the principal payment due March 1, 2007 and has issued a Warrant to Laurus. In addition, the Registrant and Laurus have entered into a side letter confirming the parties’ prior agreement to terminate Laurus’s registration and certain anti-dilution rights.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our prior auditors, BDO Dunwoody, LLP, resigned on February 28, 2006. On or about the same time, we engaged Stark Winter Schenkein & Co., LLP, as our principal independent accountant. The decision to change accountants was made with the approval of our board of directors.

During the most recent two fiscal years and prior to the resignation of our prior auditors on February 28, 2006, the Company had not consulted with Stark Winter Schenkein & Co., LLP on any issue including the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that was an important factor considered by us in reaching a decision as to our accounting, auditing or financial reporting issues.

No report of BDO Dunwoody, LLP on our financial statements for either of the past two fiscal years 2005 and 2004 contained an adverse opinion, a disclaimer of opinion or a qualification or was modified as to uncertainty, audit, scope or accounting principles.

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

Evaluation of Disclosure Controls and Procedures   As of December 31, 2006, the end of the period covered by this annual report on Form 10K-SB, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	32	Chairman, Chief Executive Officer and Director
Dominic Burns	47	President and Director
Heung Hung Lee	38	Chief Financial Officer and Secretary

Sayan Navaratnam-Director, Chairman and Chief Executive Officer: Mr. Navaratnam serves as our chairman and Chief Executive Officer. He is responsible for creating a platform for growth and the management of the overall vision and growth of the Company and its subsidiaries. He is also responsible for managing the relationship between us and our key funding partner. Mr. Navaratnam's mandate is to develop and enhance our portfolio of subsidiaries and technologies. Mr. Navaratnam graduated from University of Toronto with a Double Specialist degree in Economics and Political Science. He has eight years of experience in technology development and integration specific to the security industry. He also has three years of experience in telecommunications with Bell Canada. He was the CEO of Satellite Communications Inc., and its research arm Satellite Advanced Technologies, from 1997-2000. Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies. Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd. from 2000-2003. He also proposed and implemented a strategic marketing campaign to license and distribute a new line of "wavelet" products from ASPRO. Mr. Navaratnam joined AC Technical as Chief Executive Officer in 2003. Mr. Navaratnam was a member of Innovator's Alliance of Ontario, Alliance of Exporters and manufacturers of Ontario. Mr. Navaratnam and AC Technical were recognized with an award for one of the Top 100 fastest growing companies in Canada, from 1999 through 2003, by Profit 100.

Dominic Burns-Director and President: Mr. Burns is our President and Director. He founded AC Technical in 1991. He completed his Electrical Apprenticeship program at one of the premier firms in Northern Ireland. He graduated from Belfast College of Technology with honors in City and Guilds Electrical Theory and Regulations. Mr. Burns also holds a diploma in radio and navigation systems. He has an extensive understanding of quality controls in the avionics industry and has been a pioneer in transferring some of the high standards and controls set in the avionics industry to the security integration market. He has been the President of AC Technical since its inception. He has been primarily responsible for expanding the firm's presence in Canada. Mr. Burns has also designed a number of internal technical and marketing programs to expand AC Technical's sales and technical capabilities. Mr. Burns has over 20 years of experience in the security integration industry. Mr. Burns has been a director of our company since September 30, 2004.

Heung Hung Lee-Chief Financial Officer and Secretary: Ms. Lee joined AC Technical in July 2004 and she has more than 10 years experience in international public accounting primarily with large international accounting firms. She has advanced knowledge in financial statements disclosure and audit issues and has extensive international business experience in countries such as the United States, Hong Kong SAR and the Peoples' Republic of China. She was a manager at BDO Dunwoody LLP from 1999 to 2004. Ms. Lee holds a Bachelor of Business degree from Monash University in Australia. She is a Chartered Accountant in Canada and qualified CPA in Australia. Ms. Lee has been the Chief Financial Officer of our company since September 30, 2004. Ms. Lee is responsible for review of financials of subsidiaries and creating and implementing strong financial systems within the group of companies. Ms. Lee is also an important member in our growth strategy as she is highly involved in creating a platform for growth within Creative Vistas, Inc.

Code of Ethics

The Company has adopted a code of ethics for officers and employees, which applies to, among others, the Company’s principal executive officer, principal financial officer, and controller, and which is known as the code of ethics. The Company has also adopted certain ethical principles and policies for its directors, which are set forth in the code of ethics. The Company will provide copies of the code of ethics without charge upon request made to Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3 or by calling (905) 666-8676.

Item 10.	Executive Compensation

The following summary compensation table set forth all compensation paid by us during the three years ended December 31, 2006 for services rendered in all capacities by the Chief Executive Officer of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)	Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam - Chairman	2006	202,500[1]	-	-
and Chief Executive Officer	2005	250,000[2]	-	-
	2004	243,000[3]	-	-
Dominic Burns - President	2006	188,700[4]	-	-
	2005	126,000[5]	-	-
	2004	177,900[6]	-	-

[1] Including $202,500 to Nationwide Solutions Inc. for consulting fees.
[2] Including $250,000 to Nationwide Solutions Inc. for consulting fees.
[3] Including $90,000 to Encapsulated Intersoft Systems and $153,000 to Nationwide Solutions Inc. for consulting fees.
[4] Including $188,700 to 1608913 Ontario Inc. for consulting fees.
[5] Including $126,000 to 1608913 Ontario Inc. for consulting fees.
[6] Including $81,000 from 1608913 Ontario Inc. for consulting fees and $96,900 for salary.

Employment Agreements

On June 1, 2004, AC Technical entered into a consulting agreement with 1608913 Ontario Inc. and Dominic Burns. Pursuant to this agreement, 1608913 Ontario is to provide the exclusive services of Mr. Burns to us for the following compensation:

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

In addition, 1608913 Ontario is entitled to a bonus payable upon our attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $421,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Burns’ spouse is the only beneficial owner of 1608913 Ontario.

On June 1, 2004, AC Technical entered into a consulting agreement with Nationwide Solutions Inc. and Sayan Navaratnam. Pursuant to this agreement, Nationwide is to provide the exclusive services of Mr. Navaratnam to us for the following compensation:

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

In addition, Nationwide is entitled to a bonus payable upon our attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $421,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Navaratnam is the only beneficial owner of Nationwide.

1608913 Ontario Inc. and Nationwide Solutions Inc. were structured for the personal tax benefit of Mr. Burns and Mr. Navaratnam, respectively. Under Canadian tax law, there are potential income tax benefits to Mr. Burns and Mr. Navaratnam from structuring their relationship to us as Consulting Agreements between us and each of 1608913 Ontario Inc. and Nationwide Solutions Inc. instead of them being employed directly by us. This structure does not have any effect on Creative Vistas.

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

The consulting services provided to us by Mr. Navaratnam and Mr. Burns related to the management of the Company including sales and marketing, project management, technology development, finance, operations, mergers and acquisitions, engineering design and other management services required by us.

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

We have a stock option plan which was adopted during the second quarter of 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2006 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group. As of December 31, 2005, Laurus Master Fund, Ltd. beneficially owned 1,200,000 shares of our Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock. We and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived. Absent this limitation, Laurus would beneficially additionally own 6,204,000 shares of our common stock, which is comprised of 299,997 shares under the option and 5,974,000 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam Toronto, Ontario	17,209,234	51.8%
Dominic Burns Hampton, Ontario	11,297,619	34.0%
Heung Hung Lee Markham, Ontario	50,000	0.2%
All officers and directors as a group (3 persons)	28,556,853	86.0%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of December 31, 2006:

				Number of Securities
		Number of Common		Remaining Available
		Shares to be Issued	Weighted-Average	for Future Issuance
		upon Exercise of	Exercise Price of	under Stock Option
Plan Category	Name of Plan	Outstanding Options	Outstanding Options	Plan

Option Plans approved by our Shareholders	Stock Option Plan	4,000,000	$0.63	1,683,000

Total		4,000,000	$0.63	1,683,000

Share Option and Other Compensation Plans

Stock Option Plan

Our Stock Option plan (“the Plan”) was adopted by our Board and approved by our shareholders in June 30, 2006. Our Stock option Plan provides for the grant of options to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company.

Share Reserve.   A total of 4,000,000 shares of common stock, no par value, of the Company (the “Stock”)are authorized for issuance under the Stock Option plan as of December 31, 2006. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares, or previously issued shares held in the treasury of the Company, or both. Shares of Stock covered by options which have terminated or expired prior to exercise shall be available for further options hereunder. The maximum aggregate number of shares of Stock that may be issued under the Plan under “incentive stock options” is 3,500,000 shares.

Administration of Awards. The Plan shall be administered by the Board of Directors, or Compensation Committee of the Board of Directors or a subcommittee of the Compensation Committee appointed by the Compensation Committee, or by any other committee designated by the Board of Directors to administer the Plan (the committee or subcommittee administering the Plan is hereinafter referred to as the “Committee”). For purposes of administration, the Committee, subject to the terms of the Plan, shall have plenary authority to establish such rules and regulations, to make such determinations and interpretations, and to take such other administrative actions as it deems necessary or advisable. All determinations and interpretations made by the Committee shall be final, conclusive and binding on all persons, including all Optionees, any other holders of options and their legal representatives and beneficiaries.

Options may be granted to eligible individuals whether or not they hold or have held options previously granted under the Plan or otherwise granted or assumed by the Company. In selecting individuals for options, the Committee may take into consideration any factors it may deem relevant, including its estimate of the individual’s present and potential contributions to the success of the Company. Service as an employee, director, officer or consultant of or to the Company shall be considered employment for purposes of the Plan (and the period of such service shall be considered the period of employment for purposes of Section 5(d) of this Plan); provided, however, that incentive stock options may be granted under the Plan only to an individual who is an “employee” (as such term is used in Section 422 of the Code) of the Company.

Stock options. The Committee shall, in its discretion, prescribe the terms and conditions of the options to be granted hereunder, which terms and conditions need not be the same in each case, subject to the following:

(a)Option Price . The price at which each share of Stock covered by an option granted under the Plan may be purchased shall not be less than the Market Value (as defined in Section (c) hereof) per share of Stock on the date of grant of the option. The date of the grant of an option shall be the date specified by the Committee in its grant of the option.

(b)Option Period . The period for exercise of an option shall in no event be more than five years from the date of grant. Options may, in the discretion of the Committee, be made exercisable in installments during the option period. Any shares not purchased on any applicable installment date may be purchased thereafter at any time before the expiration of the option period.

(c)Exercise of Options . In order to exercise an option, the Optionee shall deliver to the Company written notice specifying the number of shares of Stock to be purchased, together with cash or a certified or bank cashier’s check payable to the order of the Company in the full amount of the purchase price therefore; provided that, for the purpose of assisting an Optionee to exercise an option, the Company may make loans to the Optionee or guarantee loans made by third parties to the Optionee, on such terms and conditions as the Board of Directors may authorize. For purposes of the Plan, the Market Value per share of Stock shall be the last sale price regular way on the date of reference, or, in case no sale takes place on such date, the average of the closing high bid and low asked prices regular way, in either case on the principal national securities exchange on which the Stock is listed or admitted to trading, or if the Stock is not listed or admitted to trading on any national securities exchange, the last sale price reported on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) on such date, or the last sale price reported on the NASDAQ SmallCap Market on such date, or the average of the closing high bid and low asked prices in the over-the-counter market on such date, whichever is applicable, or if there are no such prices reported on NASDAQ or in the over-the-counter market on such date, as furnished to the Committee by any New York Stock Exchange member selected from time to time by the Committee for such purpose. If there is no bid or asked price reported on any such date, the Market Value shall be determined by the Committee in accordance with the regulations promulgated under Section 2031 of the Code, or by any other appropriate method selected by the Committee. If the Optionee so requests, shares of Stock purchased upon exercise of an option may be issued in the name of the Optionee or another person. An Optionee shall have none of the rights of a stockholder until the shares of Stock are issued to him.

(d) Effect of Termination of Employment . An option may not be exercised after the Optionee has ceased to be in the employ of the Company, except in the following circumstances:

(i) If the Optionee’s employment is terminated by action of the Company, or by reason of disability or retirement under any retirement plan maintained by the Company, the option may be exercised by the Optionee within three months after such termination, but only as to any shares exercisable on the date the Optionee’s employment so terminates;

(ii) In the event of the death of the Optionee during the three month period after termination of employment covered by (i) above, the person or persons to whom his rights are transferred by will or the laws of descent and distribution shall have a period of one year from the date of his death to exercise any options which were exercisable by the Optionee at the time of his death; and

(iii) In the event of the death of the Optionee while employed, the option shall thereupon become exercisable in full, and the person or persons to whom the Optionee’s rights are transferred by will or the laws of descent and distribution shall have a period of one year from the date of the Optionee’s death to exercise such option. In no event shall any option be exercisable more than five years from the date of grant thereof. Nothing in the Plan or in any option granted pursuant to the Plan (in the absence of an express provision to the contrary) shall confer on any individual any right to continue in the employ of the Company or continue as a consultant or interfere in any way with the right of the Company to terminate his employment or consulting arrangement at any time.

(e) Limitation on Transferability of Options . Except as provided in this Section (e), during the lifetime of an Optionee, options held by such Optionee shall be exercisable only by him and no option shall be transferable other than by will or the laws of descent and distribution. The Committee may, in its discretion, provide that options held by an Optionee, other than incentive stock options, may be transferred to or for the benefit of a member of his immediate family. For purposes hereof, the term “immediate family” shall mean an Optionee’s spouse and children (both natural and adoptive), and the direct lineal descendants of his children.

(f) Adjustments for Change in Stock Subject to Plan . In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Committee shall make such adjustments, if any, as it deems appropriate in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option price per share, or both, and, in the case of a merger, consolidation or other transaction pursuant to which the Company is not the surviving corporation or pursuant to which the holders of outstanding Stock shall receive in exchange therefore shares of capital stock of the surviving corporation or another corporation, the Committee may require an Optionee to exchange options granted under the Plan for options issued by the surviving corporation or such other corporation.

(g )Treatment of Options Upon Occurrence of Certain Events . The Committee may, in its discretion, provide in the case of any option granted under the Plan that, in connection with any merger or consolidation which results in the holders of the outstanding voting securities of the Company (determined immediately prior to such merger or consolidation) owning, directly or indirectly, less than a majority of the outstanding voting securities of the surviving corporation (determined immediately following such merger or consolidation), or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then outstanding voting securities of the Company, such option shall terminate within a specified number of days after notice to the Optionee thereunder, and each such Optionee shall receive, with respect to each share of Stock subject to such option, an amount equal to the excess, if any, of the Market Value of such shares immediately prior to such merger, consolidation, sale, transfer or exchange over the exercise price per share of such option; and that such amount shall be payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or a combination thereof, as the Committee shall determine in its sole discretion.

(h) Registration, Listing and Qualification of Shares of Stock . Each option shall be subject to the requirement that if at any time the Board of Directors shall determine that the registration, listing or qualification of the shares of Stock covered thereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of shares of Stock thereunder, no such option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. The Company may require that any person exercising an option shall make such representations and agreements and furnish such information as it deems appropriate to assure compliance with the foregoing or any other applicable legal requirement.

(i) Lock-Up Period - Without the consent of the Company an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the optionee exercises the option. The Committee may impose such other terms and conditions, not inconsistent with the terms hereof, on the grant or exercise of options, as it deems advisable.

Additional Provisions Applicable to Stock Option Plan . The Committee may, in its discretion, grant options under the Plan to eligible employees which constitute “incentive stock options” within the meaning of Section 422 of the Code; provided, however, that (a) the aggregate Market Value of the Stock with respect to which incentive stock options are exercisable for the first time by the Optionee during any calendar year shall not exceed the limitation set forth in Section 422(d) of the Code; and (b) notwithstanding anything to the contrary in Section 5, if the Optionee owns on the date of grant securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any parent or subsidiary of the Company, the price per share shall not be less than 110% of the Market Value per share on the date of grant and the period of exercise shall not be longer than five years from the date of grant.

Amendment and Termination . No option shall be granted hereunder after June 30, 2011; provided, however, that the Board of Directors may at any time prior to that date terminate the Plan. The Board of Directors may at any time amend the Plan or any outstanding options. No termination or amendment of the Plan may, without the consent of an Optionee, adversely affect the rights of such Optionee under any option held by such Optionee.

Item 12.	Certain Relationships and Related Transactions

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition. $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus. As at December 31, 2004, the aggregate outstanding payables to The Burns Trust and the Navaratnam Trust were $1,500,000 in the form of 3% promissory notes with no fixed repayment date and these notes are payable upon demand. However, pursuant to the Laurus financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (our president is one of the beneficiaries of the trust) and the Navaratnam Trust (our CEO is one of the beneficiaries of the trust), respectively. Interest expense for both of these notes payable recognized for the fiscal year 2005 was $45,000 (2004:$11,250). During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s CEO is the shareholder of Malar Trust Inc.). See Note 4 of the Financial Statements for the year ended December 31, 2006

Item 13.	Exhibits

3.1*	Articles of Incorporation, as amended to date, incorporated by reference to the Registrant’s Form 8-K/A filed February 2, 2005
3.2*	By-laws of the Registrant incorporated by reference to the Registrant’s Form 10-SB filed May 10, 2000
4.1*
Securities Purchase Agreement, dated February 13, 2006, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., Iview Holding Corp. and Iview Digital Video Solutions Inc. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.2*	Secured Term Note, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.3*	Secured Term Note, dated February 13, 2006, issued by Iview Digital Video Solutions Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.4*	Option, dated February 13, 2006, issued by Iview Holding Corp. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.5*	Warrant, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.6*
Amended and Restated Guaranty, dated February 13, 2006 by and among Creative Vistas, Inc., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Holding Corp. and Iview Digital Video Solutions Inc. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.7*	Amended and Restated Guaranty, dated February 13, 2006 between Brent W. Swanick and Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.8*
Side Agreement, dated February 13, 2006 between Iview Digital Video Solutions, Inc., Iview Holding Corp., Creative Vistas Acquisition Corp. and Laurus Master Fund, Ltd incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.9*
Joinder and Confirmation of Security Agreement, dated February 13, 2006 among Iview Holding Corp., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Digital Video Solutions Inc., and Creative Vistas, Inc. delivered to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.10*
First Amendment to Securities Purchase Agreement, dated February 13, 2006, by and among Cancable Inc., Cancable Holding Corp. and Laurus Master Fund, Ltd. for the purpose of amending the terms of that certain Securities Purchase Agreement by and among Cancable Inc., Cancable Holding Corp. and Laurus, dated as of December 31, 2005 incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.11*
Registration Rights Agreement, dated as of February 13, 2006, by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006
10.2+	Agreement between Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities.
21.1+	List of all subsidiaries
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

* Previously filed and incorporated by reference

+ Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services rendered to us for the years ended December 31, 2006 and 2005 by our principal accounting firms, Stark Winter Schenkein & Co., LLP and BDO Dunwoody LLP:

	2006	2005
Audit Fees (a)	$100,000	$58,000
Audit Related Fees (b)	20,000	60,000
Tax Fees (c)	5,000	5,000
All Other Fees (d)	-	-
Total	$125,000	$123,000

(a)
Audit Fees. Fees for audit services billed in 2006 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. Approximately $100,000 in auditing fees was payable to Stark Winter Schenkein & Co., LLP for the fiscal year 2006.

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

(b)
Audit-Related Fees. Fees for audit-related services billed in 2006 and 2005 in preparation of Form 8-K and Form S-8 which were paid to Stark Winter Schenkein & Co., LLP $5,000 and BDO Dunwoody, LLP was approximately $15,000.

(c)
Tax Fees. Fees for tax services billed in 2006 and 2005 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns. We have additionally sought consultation and advice related to various tax compliance planning projects. All tax fees were paid to Paul Chan & Associate in the amount of $5,000.

(d)	All Other Fees. No material other fees were billed in 2006 and 2005.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. We do not have a formal pre-approval policy.

All the fees for 2006 and 2005 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Sayan Navaratnam
Sayan Navaratnam Chief Executive Officer