Form 10QSB
period 2007-03-31
CREATIVE VISTAS INC
filed 2007-05-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 33,511,858 shares of common stock, no par value per share, outstanding.

	PART I.
	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management's Discussion And Analysis or Plan of Operation	12
Item 3.	Controls and Procedures	20
	PART II.
	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Creative Vistas, Inc.
Consolidated Balance Sheet (Unaudited)

March 31, 2007
Assets
Current Assets
Cash and bank balances	$2,416,984
Accounts receivable, net of allowance for doubtful accounts $203,742	4,581,677
Income tax recoverable	354,399
Inventory and supplies	715,215
Prepaid expenses	338,662
Due from related parties	2,222
Total current assets	8,409,159
Property plant and equipment, net of depreciation	4,690,262
Goodwill	2,893,845
Intangible assets	1,450,000
Restricted cash	279,445
Deferred financing costs, net	606,731
Deferred income taxes	35,921
$18,365,363
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$4,364,014
Current portion of obligation under capital leases	853,046
Deferred income	106,056
Deferred income taxes	25,858
Current portion of term notes	2,730,708
Due to related parties	2,610
Total current liabilities	8,082,292
Term notes	13,885,603
Notes payable to related parties	1,500,000
Obligation under capital lease	2,517,791
Due to related parties	200,756
26,186,442
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated
100,000,000 no par value common shares 33,511,858 issued and outstanding	-
Common stock	778,315
Additional paid-in capital	3,958,989
Accumulated other comprehensive losses	(162,424)
Accumulated (deficit)	(12,395,959)
(7,821,079)
$18,365,363

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31
	2007	2006
Contract and service revenue
Contract	$1,327,247	$1,600,963
Service	6,453,929	4,845,979
Others	12,444	9,615
	7,793,620	6,456,557
Cost of sales
Contract	921,996	966,696
Service	4,609,700	3,217,795
	5,531,696	4,184,491
Gross margin	2,261,924	2,272,066
Operating expense
Project	281,666	402,413
Selling	175,844	138,289
General and administrative	1,617,637	1,626,530
General and administrative - Non-cash stock compensation	114,401	147,950
	2,189,548	2,315,182
Income (Loss) from operations	72,376	(43,116)
Interest and other expenses
Net financing expenses	559,198	3,049,785
Amortization of deferred charges	45,276	643,689
Derivative instruments	-	3,561,544
	604,474	7,255,018
(Loss) before income taxes	(532,098)	(7,298,134)
Income taxes	-	-
Net (loss)	(532,098)	(7,298,134)
Other comprehensive income (loss):
Foreign currency translation adjustment	(44,688)	15,704
Comprehensive (loss)	$(576,786)	$(7,282,430)
Basic weighted-average shares	33,382,608	32,210,327
Diluted weighted-average shares	33,382,608	32,210,327
Basic earnings (loss) per share	$(0.02)	$(0.23)
Diluted earnings (loss) per share	$(0.02)	$(0.23)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006

Operating activities
Net cash (used in) operating activities	$(714,207)	$	(1,007,647)
Investing activities
Proceeds of sales of property and equipment	105,051		-
Purchase of property and equipment	(110,832)		(51,585)
Net cash (used in) investing activities	(5,781)		(51,585)
Financing activities
Proceeds from bank indebtedness	-		35,935
Repayment from notes payable	(28,564)		(14,494)
Due to related parties	86		1,005
Proceeds from term note	-		2,091,871
Repayment of capital lease	(266,710)		(148,427)
Issuance of common shares	145,924		-
Restricted cash	61,620		-
Repayment of term notes	(306,686)		-
Repayment of convertible notes	-		(106,815)
Net cash provided by (used in) financing activities	(394,330)		1,859,075
Effect of foreign exchange rate changes on cash	(28,879)		126,794
Net change in cash and cash equivalents	(1,143,197)		926,637
Cash and cash equivalents, beginning of period	3,560,181		1,756,399
Cash and cash equivalents, end of period	$2,416,984		$2,683,036

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2007
(Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited consolidated balance sheet as at March 31, 2007, and the consolidated statements of operations and cash flows for the periods ended March 31, 2006 and 2007, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding (“Cancable Holding”), Cancable Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2007 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $532,098 for the three months ended March 31, 2007 and have an accumulated deficit of $12,395,959 at March 31, 2007.

We have outstanding term loans aggregating $16,616,311, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

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

Earnings (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. An adjustment to earnings per share calculation includes reversing the changes in derivative instruments. The common stock equivalents were not included in the diluted loss per share calculations because they are anti-dilutive.

2. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended March 31, 2007, the amortization of deferred financing cost was approximately $45,276 (2006 - $643,689).

Cost	$836,195
Accumulated amortization	(229,464)
$606,731

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2007	$128,300
2008	149,561
2009	121,868
2010	114,196
2011	92,806
$606,731

3.  Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,000,000	$250,000	$750,000
Trade name	1,200,000	500,000	700,000
	$2,200,000	$750,000	$1,450,000

Amortization expense for the period ended March 31, 2007 amounted to $150,000 (2006-$Nil).

4. Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company and its subsidiaries.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until February 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $81,726 commencing October 1, 2006. The Company is not obligated, except upon an event of default, to pay more than 25% of the Principal Amount prior to December 31, 2011.

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing April 1, 2007 to March 1, 2009. $4,950,000 is payable on the maturity date.

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

Interest on the term note for the three months period ended March 31, 2007 was $425,186 (2006: $104,912).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,374,644
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	1,991,667
16,616,311
Less: current portion	2,730,708
$13,885,603

The principal payments for the next five years are as follows:

Amount
2007	$2,730,708
2008	6,945,178
2009	100,000
2010	1,691,666
2011	5,148,759
$16,616,311

5. Net Financing Expenses

	Three months ended March 31,
	2007	2006
Capital leases	$80,811	$51,225
Interest of credit facility	425,186	362,959
Amortization of interest on debt instruments	-	168,171
Interest on deferred principal repayment of term note - 108,000 warrants	39,519	-
Interest and penalties on prepayment of convertible notes - cash	-	539,319
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	-	1,913,571
Others	13,682	14,540
	$559,198	$3,049,785

6. Note Payable to Related Parties

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal, $1,500,000, bears interest at 3% per annum with no fixed terms of repayment. The notes each with an amount of $750,000 are due to The Burns Trust (the Company’s president is one of the beneficiaries of the trust) and the Navaratnam Trust (the Company’s CEO is one of the beneficiaries of the trust), respectively. During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s CEO is the shareholder of Malar Trust Inc.).

Interest expense recognized for the period was $12,032 (2006 - $11,250).

7. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2007, the Company entered into one consulting agreements by issuing 16,666 shares stock in consideration for investor relations services rendered with the fair value of $6,999. Additionally, the Company issued 258,500 shares in consideration for 2005 accrued bonus in the amount of $145,923 for the executive officers of Cancable Inc., a subsidiary of the Company.

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

At March 31, 2007 options to purchase 2,317,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of March 31, 2007, there was $444,435 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. No options were vested as of March 31, 2007. The cost recognized for the period end March 31, 2007 was $95,295 which was recorded as the general and administration expenses.

In valuing the options issued on June 30, 2006 the following assumptions were used

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan during the period ended March 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2007	-	-
Granted	2,317,000	$0.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2007	2,317,000	$0.63	5.0	$-

Exercisable at March 31, 2007	-	-	-	-

Warrants

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the quarter ended March 31, 2007, in connection with financing arrangements, the Company issued warrants to purchase 108,000 shares of common stock. The fair value of the warrants of $39,519 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.33%, expected dividend yield of 0%, volatility of 45% to 50%, share price of $0.01 and unlimited contractual lives.

As of March 31, 2007, we had the following options and warrants outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for
09-30-2004	09-30-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$0.33	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	1.15	1,370,000	Financing
03-31-2005	03-31-2012	100,000	1.20	60,291	Financing
04-30-2005	04-30-2012	100,000	1.01	44,309	Financing
05-31-2005	05-31-2012	100,000	1.01	56,614	Financing
06-22-2005	06-22-2012	313,000	1.00	137,703	Financing
06-30-2005	06-30-2012	100,000	0.90	50,431	Financing
07-31-2005	07-31-2012	100,000	1.05	56,244	Financing
08-31-2005	08-31-2012	100,000	1.05	22,979	Financing
09-30-2005	09-30-2012	100,000	0.80	36,599	Financing
10-31-2005	10-31-2012	100,000	0.80	27,367	Financing
11-30-2005	11-30-2012	100,000	0.80	16,392	Financing
12-31-2005	12-31-2012	100,000	0.80	10,270	Financing
02-13-2006	02-13-2016	2,411,003	0.01	1,913,571	Financing
03-31-2007	03-31-2017	108,000	0.90	39,519	Financing
		6,821,503

8. Major Customers

During the three months ended March 31, 2007 the Company derived 57.2 % of its revenue from a single customer in the amount of $4,457,800.

9. Segment Information

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

The following table presents financial information with respect to the segments that management uses to make decisions.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Sales:
Cancable	$6,136,499	$4,534,813
AC Technical	1,630,708	1,886,396
Iview	24,529	35,348
CVAS	1,884	-
Consolidated Total	$7,793,620	$6,456,557
Depreciation and amortization:
Cancable	$335,556	$315,558
AC Technical	9,745	8,164
Consolidated Total	$345,301	$323,722
Interest expenses:
Cancable	$244,070	$209,889
AC Technical	1,650	3,043
Iview	50,521	24,327
AC Acquisition	12,032	11,250
CVAS	250,925	2,801,276
Consolidated Total	$599,198	$3,049,785
Net Income (Loss):
Cancable	$183,924	$(11,890)
AC Technical	31,767	88,755
Iview	(54,934)	(27,747)
Corporate (1)	(692,855)	(7,347,252)
Consolidated Total	$(532,098)	$(7.298,134)
Total Assets
Cancable	$8,459,876	$5,781,063
AC Technical	3,784,971	4,248,732
Iview	1,538,235	2,124,049
AC Acquisition	-	-
Corporate (1)	4,582,281	5,780,974
Consolidated Total	$18,365,363	$17,934,818
Capital assets:
Cancable	$3,927,159	$2,115,265
AC Technical	763,103	790,714
Consolidated Total	$4,690,262	$2,905,979
Capital Expenditures:
Cancable	$1,417,354	$51,585
AC Technical	-	-
Iview	-	-
AC Acquisition	-	-
Consolidated Total	$1,417,354	$51,585

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

(2)	Total cash paid for the purchase of capital assets were $110,832 (2006: $51,585). The remaining balances were purchased through capital leases.

Revenues by geographic destination and product group were as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Contract	$1,327,247	$1,600,963
Service	6,453,929	4,845,979
Others	12,444	9,615
Total sales to external customers	$7,793,620	$6,456,557

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

Results of Operations
Comparison of Three Months Period Ended March 31, 2007 to Period Ended March 31, 2006

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month period ended March 31, 2007, to the comparable period in 2006.

Sales: Sales for the three months period ended 2007 increased 20.7% to $7,793,600 substantially from $6,456,557 for the three months period ended 2006. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $6,136,500 for the three months period ended 2007 from $4,534,800 for the same period in 2006.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the first quarter of fiscal 2007 was $6,136,500 compared to $4,534,800 in the same period of fiscal 2006. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the first quarter of fiscal 2007 as approximately $4,457,806 or 72.6% of its total revenue compared to $3,596,500 or 79.3% of its total revenue for the same period in fiscal 2006. (b) AC Technical segment - Contract revenue declined to $1,313,300 for the first quarter or 17.9% for the three months ended March 31, 2007, of total revenue compared to $1,600,900 in the same period of fiscal 2006. The decrease was mainly due to a decrease in the number of subcontracts for the provision of services to government contracts. For the first quarter ended March 31, 2007, contract revenue from three of our major customers was $395,700 or 30.2 % of total contract revenue. Service revenue generated increased 2.1% to $317,400 for the first quarter of fiscal 2007 from $311,000 for the same period of fiscal 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended March 31, 2007 was $5,531,700 or 71.0% of revenues compared to $4,184,500 or 64.8% of revenues for the three months period ended March 31, 2006. (a) Cancable segment - Cost of sales of this segment was $4,609,700 for the three months period ended March 31, 2007, which is comprised principally of labor expenses $3,456,400, vehicle expenses $462,700 and material cost $507,054. (b) AC Technical segment - Cost of sales of this segment was $907,100. The material cost was $596,700 or 36.7% of the AC Technical revenue for the three months ended March 31, 2007 compared to $572,800 or 30.5% of revenues in the same period of fiscal 2006. The increased in percentage of the material cost was mainly due to some contracts with higher percentage of materials. On the other hand, the labor and subcontractor cost decreased to $296,900 or 18.2% of AC Technical revenues for the three months ended March 31, 2007 and $368,600 or 19.6% of AC Technical revenues for fiscal 2006. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. There was no material fluctuation of percentage in labor and subcontractor cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended March 31, 2007 was $2,189,500 or 28.1% of revenues for the three months period ended 2007 compared to $2,315,200 or 35.8% of revenues for the same period of fiscal 2006. The balance is mainly comprised of the following:

Project cost was $281,666 or 3.6% of revenue for three months ended March 31, 2007, compared to $402,400 or 6.2% for the same period of fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $178,000 in the first quarter of fiscal 2007 compared to $192,000 for the same period of fiscal 2006. The decrease was mainly due to the decrease in headcounts. The automobile and travel expenses of approximately $64,000 for the three months period ended March 31, 2007 compared to $113,000 for the same period of fiscal 2006. The decrease in balance was mainly due to less travel by the staff and decrease in the number of vehicles.

Selling expenses was $175,800 or 2.3% of revenues for the three months period ended 2007 compared to $138,300 or 2.1% of revenues for the first quarter of fiscal 2006. Selling expenses were mainly related to AC Technical segment. As at March 31, 2007, we have 4 salespersons in AC Technical segment, which were 3 as at March 31, 2006. The balance for the three months period ended March 31, 2007 is mainly comprised of salaries and commission to salespersons of $129,600 compared to $92,000 for the same period of fiscal 2006. The increase was mainly due to the increase in headcounts. The advertising and promotion and trade show expenses were $35,300 in the first quarter of fiscal 2007 compared to $32,500 for the same period of fiscal 2006 with no material fluctuation.

General and administrative expenses were $1,732,100 or 22.2% of revenues for the three months period ended 2007 compared to $1,774,500 or 27.5% for fiscal 2006. The balance for the three months period ended March 31, 2007 is mainly comprised of $95,000 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $57,000 for the three months period ended March 31, 2007 compared to $188,000 for the same period last year. Total salaries and benefits to administrative staff were $577,000 for the first quarter of 2007 compared to $511,000 for the same period last year. Total depreciation of property plant and equipment was $345,300 for the first quarter of fiscal 2007 compared to $323,700 for the same period of last year. The increase in balance was mainly due to the increase in property, plant and equipment.

Interest and other Expenses: Interest and net other expenses for the three months ended March 31, 2007, was $604,500 or 7.8% of revenues compared to net expenses of $7,255,000 or 112.4% of the revenues for the same period of fiscal 2006. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $45,300 compared to $643,700 for the same period of fiscal 2006. The decrease was mainly due to the deferred financing costs of $600,500 carried forward from the fiscal 2005 which was written off during the first quarter of fiscal 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004, through a refinancing transaction. Additionally, net financing expenses decreased to $559,200 or 7.2% of revenues compared to $3,049,800 or 47.2% of revenues for the same period of fiscal 2006. Last year balance mainly included interest and penalties relating to the new refinancing transactions in 2006 with the amount of $2,452,900 which included 2,411,003 warrants issued to Laurus with the fair value of $1,913,600. Additionally, the changes of derivative instruments expenses were $3,561,500 for the period ended March 31, 2006. There was no such expense for the period ended March 31, 2007 as the Company has adopted the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). See Note 4 in the financial statements.

Income taxes: No income tax provision for the period ended March 31, 2007, which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the three months ended March 31, 2007 was $532,100 compared to net loss of $7,298,100 for the three month period ended March 31, 2006. The Company’s operating income was $72,376 for the first quarter of fiscal 2007 compared to operating loss $43,000 for the same period of fiscal 2006. The growth was mainly due to the increase in revenue of Cancable segment.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2007, we had $2,416,984 in cash. Additionally we had $279,445, which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2007, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided by operating activities amounted to $714,200 for the three months ended March 31, 2007. The changes in operating assets and liabilities resulted in a use of cash of $854,200, which included a $624,500 increase in accounts receivable, a $54,700 decrease in inventory, a $57,300 decrease in prepaid expenses, a $378,400 decrease in accounts payable, a $36,700 increase in deferred revenue.

Compared the balance sheet as at March 31, 2007 to December 31, 2006

Accounts Receivable

Our accounts receivable increased by approximately $720,600 compared to the balance as at December 31, 2006. Accounts receivable of Cancable segment was $2,347,300 as at March 31, 2007 compared to $1,799,500 as at December 31, 2006. The increase in balance was mainly due to the increase in revenue. Accounts receivable of AC Technical segment was $2,176,400 as at March 31, 2007 compared to $2,040,800 as at December 31, 2006. The increase in accounts receivable of AC Technical was mainly due the increase in revenue in March 2007. Approximately 65% of the accounts receivable of AC Technical segment outstanding at March 31, 2007 was less than 90 days old.

Inventory

Inventory on hand at March 31, 2007, decreased 6.4% compared to the balance as at December 31, 2006. The inventory of Cancable segment as at March 31, 2007 was $223,200 compared to $250,400 as at December 31, 2006. The inventory of AC Technical segment as at March 31, 2007 was $423,100 compared to $430,300 as at December 31, 2006.The level of inventory remains consistent with the balance as December 31, 2006, which was mainly due to the improvement of inventory, control and keeping minimum levels of inventory.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased to $4,364,000 as at March 31, 2007 from $4,655,000 as at December 31, 2006. The accounts payable and accrued liabilities as at March 31, 2007 of Cancable segment was $2,442,000 compared to $2,590,600 as at December 31, 2006. The decrease was mainly due to the payment of 2006 accrued bonus in the amount of $283,000 during the first quarter of fiscal 2007. The accounts payable and accrued liabilities as at March 31, 2007 of AC Technical segment was $1,743,300 compared to $1,826,100 as at December 31, 2006. The decrease was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $106,100 as at March 31, 2007 compared to the balance as at December 31, 2006. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5,800 for the three months ended March 31, 2007, compared to $51,600 used for the three months ended March 31, 2006. The balance for the both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sales of property and equipment.

Net Cash Provided From Financing Activities. Net cash used in financing activities was $394,300 for the three months ended March 31, 2007 compared to net cash provided $1,859,100 for the three months period ended March 31, 2006. Last year balance was mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The current year balance was mainly represents the repayment of capital leases and term notes in the amount of $573,400.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained additional funding through a series of agreements entered with Laurus. In 2006, the Company through its wholly owned subsidiary acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable Inc. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. Also, the Company has completed the refinancing transaction in February 2006; the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

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

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instruments. See our Form 10-KSB for the year ended December 31, 2006, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2006, Annual Report on Form 10-KSB under the caption “Risk Factors.”

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

Not applicable.

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
Dated: May 15, 2007