Form 10QSB
period 2007-06-30
CREATIVE VISTAS INC
filed 2007-08-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007
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

As of August 14, 2007, there were 33,649,804 shares of common stock, no par value per share, outstanding.

PART I.
FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheet (Unaudited)	June 30, 2007
Assets
Current Assets
Cash and bank balances	$2,969,278
Accounts receivable, net of allowance for doubtful accounts $203,742	4,231,158
Income tax recoverable	382,684
Inventory and supplies	944,435
Prepaid expenses	374,721
Due from related parties	2,399
Total current assets	8,904,675
Property plant and equipment, net of depreciation	5,696,751
Goodwill	2,893,845
Intangible assets	1,300,000
Restricted cash	201,068
Deferred financing costs, net	602,882
Deferred income taxes	36,724
$19,635,945
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$4,929,521
Current portion of obligation under capital leases	664,798
Deferred income	70,750
Deferred income taxes	25,858
Current portion of term notes	2,593,212
Due to related parties	1,803
Total current liabilities	8,285,942
Term notes	13,752,921
Notes payable to related parties	1,500,000
Obligation under capital lease	3,506,971
Due to related parties	216,779
27,262,613
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, nonissued or outstanding	-
100,000,000 no par value common shares 33,647,804 issued and outstanding
Common stock	949,615
Additional paid-in capital	4,197,987
Accumulated other comprehensive losses	(570,234)
Accumulated (deficit)	(12,204,036)
(7,626,668)
$19,635,945
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Contract and service revenue
Contract	$1,534,017	$1,305,993	$2,861,264	$2,906,956
Service	8,023,515	5,833,441	14,477,444	10,679,420
Other	19,049	18,273	31,493	27,888
	9,576,581	7,157,707	17,370,201	13,614,264
Cost of sales
Contract	889,505	851,901	1,811,501	1,818,597
Service	5,735,967	3,942,787	10,345,667	7,160,582
	6,625,472	4,794,688	12,157,168	8,979,179
Gross margin	2,951,109	2,363,019	5,213,033	4,635,085
Operating expense
Project	323,637	289,718	605,303	692,131
Selling	211,726	161,982	387,570	300,271
General and administrative	1,825,291	1,609,305	3,461,846	3,131,413
General and administrative - Non-cash stock compensation	171,300	138,250	285,701	286,200
	2,531,954	2,199,255	4,740,420	4,410,015
Income from operations	419,155	163,764	472,613	225,070
Interest and other expenses
Net financing expenses	740,091	503,656	1,299,289	3,553,441
Amortization of deferred charges	46,575	50,245	91,851	693,934
Foreign currency translation gain	(559,237)	(306,549)	(578,155)	(202,127)
Derivative instruments	-	(773,843)	-	2,787,700
	227,429	(526,491)	812,985	6,832,948
Income (loss) before income taxes	191,726	690,255	(340,372)	(6,607,878)
Income taxes	-	-	-	-
Net income (loss)	191,726	690,255	(340,372)	(6,607,878)
Other comprehensive income (loss):
Foreign currency translation adjustment	(407,810)	(276,151)	(452,498)	(260,447)
Comprehensive income (loss)	$(216,084)	$414,104	$(792,870)	$(6,868,325)
Basic weighted-average shares	33,576,678	32,345,686	33,475,041	32,276,826
Diluted weighted-average shares	39,132,316	34,948,619	33,475,041	32,276,826
Basic earnings (loss) per share	$0.01	$0.02	$(0.01)	$(0.21)
Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.21)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net cash provided by (used in) operating activities	$690,980	$	(997)
Investing activities
Proceeds of sales of property and equipment	115,737		156,213
Purchase of property and equipment	(311,319)		(380,686)
Net cash (used in) investing activities	(195,582)		(224,473)
Financing activities
Proceeds from bank indebtedness	-		35,935
Repayment from notes payable	(28,564)		(59,461)
Due to related parties	(913)		(448)
Proceeds from term note	-		2,091,871
Repayment of capital lease	(554,724)		(229,321)
Restricted cash	160,718		80,053
Repayment of term notes	(583,966)		-
Repayment of convertible notes	-		(106,815)
Net cash provided by (used in) financing activities	(1,007,449)		1,811,814
Effect of foreign exchange rate changes on cash	(78,852)		(411,981)
Net change in cash and cash equivalents	(590,903)		1,174,363
Cash and cash equivalents, beginning of period	3,560,181		1,756,399
Cash and cash equivalents, end of period	$2,969,278		$2,930,763

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2007
(Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2007, and the consolidated condensed statements of operations and cash flows for the periods ended June 30, 2006 and 2007, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding (“Cancable Holding”), Cancable Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2007 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $340,372 for the six months ended June 30, 2007 and have an accumulated deficit of $12,204,036 at June 30, 2007.

We have outstanding term loans aggregating $16,346,133, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

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

Reclassifications

Certain amounts in the financial statements at June 30, 2006 have been reclassified to conform to the current year presentation.

2. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended June 30, 2007, the amortization of deferred financing cost was $91,851 (2006 - $693,934).

Cost	$894,065
Accumulated amortization	(291,183)
$602,882

The estimated amortization expense for each of the next five fiscal years is as follows:

Year	Amount
2007	90,125
2008	160,917
2009	128,354
2010	123,276
2011	100,210
$602,882

3. Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,000,000	$300,000	$700,000
Trade name	1,200,000	600,000	600,000
	$2,200,000	$900,000	$1,300,000

Amortization expense for the six months period ended June 30, 2007 amounted to $300,000 (2006-$Nil).

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing April 1, 2007 to March 1, 2009. The Company has deferred the principal repayment from April to July 2007 by issuing 432,000 warrants. $5,637,500 is payable on the maturity date.

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

Interest on the term notes for the six months period ended June 30, 2007 was $846,401 (2006: $796,574).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$6,129,466
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	1,966,667
16,346,133
Less: current portion	2,593,212
$13,752,921

The principal payments for the next five fiscal years are as follows:

Amount
2007	$1,227,853
2008	2,240,360
2009	6,012,500
2010	100,000
2011	6,765,420
$16,346,133

5. Net Financing Expenses

	Six months ended June 30,
	2007	2006
Capital leases	$180,624	$107,413
Interest of credit facility	846,401	796,579
Amortization of interest on debt instruments	-	168,171
Interest on deferred principal repayment of term note - 108,000 warrants	246,459	-
Interest and penalties on prepayment of convertible notes - cash	-	539,319
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	-	1,913,571
Others	25,805	28,388
	$1,299,289	$3,553,441

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

Interest expense recognized for the six months period ended June 30, 2007 was $24,155 (2006 - $22,500).

7. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2007, the Company entered into one consulting agreements by issuing 16,666 shares stock in consideration for investor relations services rendered with the fair value of $6,999. Additionally, the Company issued 258,500 shares with the fair value of $253,330 for the executive officers of Cancable Inc., a subsidiary of the Company.

During the period ended June 30, 2007, the Company entered into a consulting agreement by issuing 90,000 shares stock in consideration for investor relations services rendered with the fair value of $171,300. Additionally, the Company issued 29,280 shares to Laurus for the exercise of the warrants issued on February 13, 2006.

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

At June 30, 2007 options to purchase 2,317,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of June 30, 2007, there was $444,435 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. No options were vested as of June 30, 2007. The cost recognized for the period end June 30, 2007 was $127,060 which was recorded as general and administration expenses.

In valuing the options issued on June 30, 2006 the following assumptions were used

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan during the period ended June 30, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2007	-	-
Granted	2,317,000	$0.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2007	2,317,000	$0.63	4.75	$-

Exercisable at June 30, 2007	-	-	-	-

Warrants

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the quarter ended March 31, 2007, in connection with financing arrangements, the Company issued warrants to purchase 108,000 shares of common stock. The fair value of the warrants of $39,519 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.25%, expected dividend yield of 0%, volatility of 45%, share price of $0.90 and expected life of 4 years. During the quarter ended June 30, 2007, in connection with financing arrangements, the Company issued warrants to purchase 324,000 shares of common stock. The fair value of the warrants of $206,940 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.54 to 4.93%, expected dividend yield of 0%, volatility of 45%, share price of $1.15 to $2.28 and expected life of 4 years.

As of June 30, 2007, we had the following options and warrants outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for
01-05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2012	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2012	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2012	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	2,381,723	$0.01	$1,888,706	Financing
03-01-2007	03-01-2017	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2017	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2017	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2017	108,000	$2.28	$101,470	Financing
		7,116,223

9. Major Customers

During the six months ended June 30, 2007 the Company derived 59.4% of its revenue from a single customer in the amount of $10,315,900. The accounts receivable of this customer was $1,185,700 as at June 30, 2007.

10. Segment Information

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

The following table presents financial information with respect to the segments that management uses to make decisions.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Sales:
Cancable	$13,816,347	$10,069,994
AC Technical	3,492,185	3,484,859
Iview	59,019	43,518
CVAS	2,650	15,893
Consolidated Total	$17,370,201	$13,614,264
Depreciation and amortization:
Cancable	$730,849	$567,223
AC Technical	20,060	20,467
Consolidated Total	$750,909	$587,690
Interest expenses:
Cancable	$500,853	$434,228
AC Technical	1,650	28,142
Iview	101,011	74,752
AC Acquisition	24,155	22,500
CVAS	671,620	2,993,819
Consolidated Total	$1,299,289	$3,553,441
Net Income (Loss):
Cancable	$1,087,989	$434,288
AC Technical	42,160	48,635
Iview	(65,440)	(90,585)
Corporate (1)	(1,405,081)	(6,947,550)
Consolidated Total	$(340,372)	$(6,607,878)
Total Assets
Cancable	$10,009,446	$6,415,399
AC Technical	3,762,839	3,442,364
Iview	1,526,031	2,006,404
AC Acquisition	-	-
Corporate (1)	4,337,629	5,803,028
Consolidated Total	$19,635,945	$17,667,195
Capital assets:
Cancable	$4,879,244	$2,212,722
AC Technical	817,507	814,864
Consolidated Total	$5,696,751	$3,027,586
Capital Expenditures:
Cancable	$2,425,482	$380,686
AC Technical	3,917	-
Iview	-	-
AC Acquisition	-	-
Consolidated Total	$2,429,399	$380,686

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

(2)	Total cash paid for the purchase of capital assets were $311,319 (2006: $380,686). The remaining balances were purchased through capital assets.

Revenues by geographic destination and product group were as follows:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Contract	$2,861,264	$2,906,956
Service	14,477,444	10,679,420
Others	31,493	27,888
Total sales to external customers	$17,370,201	$13,614,264

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

Results of Operations
Comparison of Three Months Period Ended June 30, 2007
to Period Ended June 30, 2006

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month period ended June 30, 2007, to the comparable period in 2006.

Sales: Sales for the three months period ended 2007 increased 33.8% to $9,576,600 substantially from $7,157,700 for the three months period ended 2006. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $7,679,800 for the three months period ended 2007 from $5,535,200 for the same period in 2006.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the second quarter of fiscal 2007 was $7,679,800 compared to $5,535,200 in the same period of fiscal 2006. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the second quarter of fiscal 2007 as approximately $5,772,300 or 75.2% of its total revenue compared to $4,409,100 or 79.7% of its total revenue for the same period in fiscal 2006. (b) AC Technical segment - Contract revenue increased to $1,510,700 for the second quarter or 15.7% for the three months ended June 30, 2007 compared to $1,306,000 in the same period of fiscal 2006. The increase was mainly due to an increase in the number of subcontracts for the provision of services to government contracts. Service revenue generated increased 15.2% to $343,700 for the second quarter of fiscal 2007 from $298,300 for the same period of fiscal 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended June 30, 2007 was $6,625,500 or 69.2% of revenues compared to $4,794,700 or 66.9% of revenues for the three months period ended June 30, 2006. (a) Cancable segment - Cost of sales of this segment was $5,599,900 for the three months period ended June 30, 2007, which is comprised principally of labor expenses $4,339,300, vehicle expenses $510,300 and material cost $569,600. (b) AC Technical segment - Cost of sales of this segment was $1,007,100. The material cost was $630,400 or 34.0% of the AC Technical revenue for the three months ended June 30, 2007 compared to $552,700 or 34.5% of revenues in the same period of fiscal 2006. There was no material fluctuation of percentage in labor and subcontractor cost. On the other hand, the labor and subcontractor cost decreased to $360,500 or 19.4% of AC Technical revenues for the three months ended June 30, 2007 and $286,900 or 17.9% of AC Technical revenues for fiscal 2006. The increase in labor and subcontractor cost was mainly due to the increase in revenue. There was no material fluctuation of percentage in labor and subcontractor cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended June 30, 2007 was $2,513,900 or 26.4% of revenues for the three months period ended 2007 compared to $2,199,300 or 30.7% of revenues for the same period of fiscal 2006. The balance is mainly comprised of the following:

Project cost was $323,600 or 3.4% of revenue for three months ended June 30, 2007, compared to $289,700 or 4.1% for the same period of fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $181,700 in the second quarter of fiscal 2007 compared to $181,100 for the same period of fiscal 2006 with no material fluctuation. The automobile and travel expenses of approximately $81,900 for the three months period ended June 30, 2007 compared to $93,400 for the same period of fiscal 2006. The decrease in balance was mainly due to less travel by the staff.

Selling expenses was $211,800 or 2.2% of revenues for the three months period ended 2007 compared to $162,000 or 2.3% of revenues for the first quarter of fiscal 2006. Selling expenses were mainly related to AC Technical segment. As at June 30, 2007, we have 4 salespersons in AC Technical segment, which were 3 as at June 30, 2006. The balance for the three months period ended June 30, 2007 is mainly comprised of salaries and commission to salespersons of $139,000 compared to $95,300 for the same period of fiscal 2006. The increase was mainly due to the increase in headcounts. The advertising and promotion and trade show expenses were $15,600 in the second quarter of fiscal 2007 compared to $28,700 for the same period of fiscal 2006 with no material fluctuation.

General and administrative expenses were $1,825,300 or 19.1% of revenues for the three months period ended 2007 compared to $1,609,300 or 22.5% for fiscal 2006. The balance for the three months period ended June 30, 2007 is mainly comprised of $98,000 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $231,000 for the three months period ended June 30, 2007 compared to $152,450 for the same period last year. Total salaries and benefits to administrative staff were $628,200 for the second quarter of 2007 compared to $897,900 for the same period last year. Last year balance was higher as there was a bonus accrual in the amount of $269,700 under Cancable segment. There was no bonus accrual for the three month period ended June 30, 2007. Total depreciation of property plant and equipment was $405,600 for the second quarter of fiscal 2007 compared to $263,900 for the same period of last year. The increase in balance was mainly due to the increase in property, plant and equipment.

Interest and other Expenses: Interest and net other expenses for the three months ended June 30, 2007, was $227,400 or 2.4% of revenues compared to net income of $526,500 or 7.4% of the revenues for the same period of fiscal 2006. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $46,600 compared to $50,200 for the same period of fiscal 2006. Additionally, net financing expenses increased to $740,100 or 7.7% of revenues compared to $503,700 or 7.0% of revenues for the same period of fiscal 2006. The increase in balance was mainly due to the 324,000 warrants issued to Laurus with the fair value of $246,500 relating to the deferral of principal repayment of the Company Term Note (also see Note 4 in the financial statement). The changes of derivative instruments income were $773,800 for the period ended June 30, 2006. There was no such income for the period ended June 30, 2007 as the Company has adopted the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). See Note 4 in the financial statements.

Income taxes: No income tax provision for the period ended June 30, 2007, which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the three months ended June 30, 2007 was $191,700 compared to net loss of $690,300 for the three month period ended June 30, 2006. The Company’s operating income was $419,200 for the second quarter of fiscal 2007 compared to $163,800 for the same period of fiscal 2006. The growth was mainly due to the increase in revenue of Cancable segment.

Results of Operations
Comparison of Six Months Period Ended June 30, 2007
to Period Ended June 30, 2006

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first six months period ended June 30, 2007, to the comparable period in 2006.

Sales: Sales for the six months period ended 2007 increased 27.6% to $17,370,200 from $13,614,300 for the six months period ended 2006. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $13,816,300 for the six months period ended 2007 from $10,070,000 for the same period in 2006.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the six months period ended June 30, 2007 was $13,816,300 compared to $10,070,000 in the same period of fiscal 2006. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the six months ended June 30, 2007 was approximately $10,316,000 or 74.7% of its total revenue compared to $8,007,300 or 79.5% of its total revenue for the same period in fiscal 2006. (b) AC Technical segment - Contract revenue was $2,824,000 for the six months ended June 30, 2007 or 80.8% of its total revenue compared to $2,875,400 in the same period of fiscal 2006 with no material fluctuation. Service revenue generated increased 10.8% to $661,100 for the six months ended June 30, 2007 from $596,500 for the same period of fiscal 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the six months ended June 30, 2007 was $12,157,200 or 70.0% of revenues compared to $8,979,200 or 66.0% of revenues for the six months period ended June 30, 2006. (a) Cancable segment - Cost of sales of this segment was $10,209,600 for the six months ended June 30, 2007 which is mainly comprised of labor expenses $7,827,900, vehicle expenses $973,000 and material cost $1,076,600 (b) AC Technical segment - Cost of sales of this segment was $1,914,200. The material cost was $1,227,100 or 35.1% of the AC Technical revenue for the six months ended June 30, 2007 compared to $1,125,400 or 32.3% of revenues in the same period of fiscal 2006. The increase in percentage of the material cost was mainly due to some contracts with higher percentage of materials. On the other hand, the labor and subcontractor cost decreased to $657,500 or 18.8% of AC Technical revenues for the six months ended June 30, 2007, and $655,500 or 18.8% of AC Technical revenues for fiscal 2006 with no material fluctuation.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the six months ended June 30, 2007 was $4,740,400 or 27.30% of revenues for the six months period ended 2006 compared to $4,410,000 or 32.4% of revenues for the same period of fiscal 2006. The balance is mainly comprised of the following:

Project cost was $605,300 or 4.4% of revenue for six months ended June 30, 2007, compared to $692,100 or 5.1% for the same period of fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $339,500 for the six months ended June 30, 2007, compared to $373,000 for the same period of fiscal 2006. The decrease in expenses was mainly due to the change in headcounts. The automobile and travel expenses were approximately $146,500 for the six months period ended June 30, 2007 compared to $206,200 for the same period of fiscal 2006. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the six months ended June 30, 2007.

Selling expenses were $387,600 or 2.2% of revenues for the six months period ended 2007 compared to $300,300 or 2.2% of revenues for the same period of fiscal 2006. Selling expenses was mainly related to AC Technical segment. The balance for the six months ended June 30, 2007 is mainly comprised of salaries and commission to salespersons of $219,600 compared to $167,800 for the same period of fiscal 2006. The increase was mainly due to the increase in commission and changes in headcounts. The advertising, promotion and trade show expenses were $50,900 for the six months ended June 30, 2007, and $63,600 for the same period of fiscal 2006. There was no material fluctuation for two fiscal years.

General and administrative costs were $3,461,800 or 19.9% of revenues for the six months period ended 2006 compared to $3,131,400 or 23.0% for same period of fiscal 2006. The balance for the six months period ended June 30, 2007, mainly is comprised of $193,000 of professional fees related to fees for the quarterly reports and other corporate matters. The investor relations expenses was decreased to $288,000 for the six months period ended June 30, 2007, compared to $340,400 for the same period last year. Total salaries and benefits to administrative staff to $1,143,005 for the six months period ended of fiscal 2007 compared to $1,213,900 for the same period last year. The decrease was mainly due to the decrease in headcounts. Total depreciation of property plant and equipment was $750,900 for the six months ended June 30, 2007, compared to $587,700 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipment of Cancable segment.

Interest and other Expenses (Income): Interest and net other expenses for the six months ended June 30, 2007, of $813,000 or 4.7% of revenues compared to net expenses of $6,832,900 or 50.2% of the revenues for the same period of fiscal 2006. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $91,900 compared to $693,900 for the same period of fiscal 2006. The decrease was mainly due to the deferred financing costs of $600,500 carried forward from the fiscal 2005 which was written off during the first quarter of fiscal 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004, through a refinancing transaction. Additionally, net financing expenses decreased to $1,299,300 or 7.5% of revenues compared to $3,553,400 or 26.1% of revenues for the same period of fiscal 2006. Last year balance mainly included interest and penalties relating to the new refinancing transactions in 2006 with the amount of $2,452,900 which included 2,411,003 warrants issued to Laurus with the fair value of $1,913,600. The changes of derivative instruments expenses were $2,787,700 for the period ended June 30, 2006. There was no such expense for the period ended June 30, 2007 as the Company has adopted the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2).

Income taxes: No income tax provision for the period ended June 30, 2007 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the six months ended June 30, 2007 was $340,400 compared to net loss of $6,607,900 for the six months period ended June 30, 2006. The net loss for the six months ended June 30, 2006 was attributed to the unrealized losses on remeasurement of derivative instruments amounting to $2,787,700. Additionally, the Company has issued 2,411,003 warrants to Laurus for the refinancing transaction with the fair value of $1,913,600 and written off the amortization of deferred charges carried forward from fiscal 2005 in the amount of $600,500.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2007, we had $2,969,278 in cash. Additionally we had $201,068 which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2007, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided by operating activities amounted to $690,980 for the six months ended June 30, 2007. The changes in operating assets and liabilities resulted in a use of cash of $156,900, which included a $68,100 decrease in accounts receivable, a $114,800 increase in inventory, a $48,300 decrease in prepaid expenses, a $6,100 decrease in accounts payable, a $6,400 decrease in deferred revenue.

Compared the balance sheet as at June 30, 2007 to December 31, 2006

Accounts Receivable

Our accounts receivable increased by approximately $370,100 compared to the balance as at December 31, 2006. Accounts receivable of Cancable segment was $2,373,900 as at June 30, 2007 compared to $1,799,500 as at December 31, 2006. The increase in balance was mainly due to the increase in revenue. Accounts receivable of AC Technical segment was $1,779,800 as at June 30, 2007 compared to $2,040,800 as at December 31, 2006. The decrease in accounts receivable of AC Technical was mainly due the improvement of the collection of accounts receivable. Approximately 65% of the accounts receivable outstanding at June 30, 2007 was less than 90 days old.

Inventory

Inventory on hand at June 30, 2007, increased 23.6% compared to the balance as at December 31, 2006. The inventory of Cancable segment as at June 30, 2007 was $299,600 compared to $250,400 as at December 31, 2006. The inventory of AC Technical segment as at June 30, 2007 was $544,100 compared to $430,300 as at December 31, 2006. The increase in inventory was mainly due to the expected increase in revenue in the third quarter of 2007.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased to $4,929,500 as at June 30, 2007 from $4,655,000 as at December 31, 2006. The accounts payable and accrued liabilities as at June 30, 2007 of Cancable segment was $2,563,300 compared to $2,590,600 as at December 31, 2006 with no material fluctuation. The accounts payable and accrued liabilities as at June 30, 2007 of AC Technical segment was $1,995,033 compared to $1,826,100 as at December 31, 2006. The increase was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $70,800 as at June 30, 2007 compared to the balance as at December 31, 2006. The increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The income taxes recoverable was mainly related to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $195,600 for the six months ended June 30, 2007, compared to $224,500 used for the six months ended June 30, 2006. The balance for the both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sales of property and equipment.

Net Cash Provided From Financing Activities. Net cash used in financing activities was $1,007,500 for the six months ended June 30, 2007 compared to net cash provided $1,811,800 for the six months period ended June 30, 2006. Last year balance was mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The current year balance was mainly represents the repayment of capital leases and term notes in the amount of $1,138,700.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 14, 2007