Form 10QSB
period 2007-09-30
CREATIVE VISTAS INC
filed 2007-11-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007
OR
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

As of November 14, 2007, there were 34,492,623 shares of common stock, no par value per share, outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheet (Unaudited)	September 30, 2007
Assets
Current Assets
Cash and bank balances	$2,397,193
Accounts receivable, net of allowance for doubtful accounts $203,742	6,415,507
Income tax recoverable	411,634
Inventory and supplies	988,360
Prepaid expenses	307,331
Due from related parties	2,581
Total current assets	10,522,606
Property plant and equipment, net of depreciation	6,024,927
Goodwill	2,893,845
Intangible assets	1,150,000
Restricted cash	126,124
Deferred financing costs, net	596,941
Deferred income taxes	37,546
$21,351,989
Liabilities and Shareholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$6,367,169
Current portion of obligation under capital leases	1,054,727
Deferred income	31,579
Deferred income taxes	25,858
Current portion of term notes	2,347,980
Due to related parties	2,718
Total current liabilities	9,830,031
Term notes	13,727,177
Notes payable to related parties	1,500,000
Obligation under capital lease	3,122,619
Due to related parties	233,178
28,413,005
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding	-
100,000,000 no par value common shares 34,371,123 issued and outstanding
Common stock	1,188,763
Additional paid-in capital	4,562,063
Accumulated other comprehensive losses	(875,316)
Accumulated (deficit)	(11,936,526)
(7,061,016)
$21,351,989
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Contract and service revenue
Contract	$1,715,233	$1,352,412	$4,576,497	$4,259,369
Service	9,427,146	7,758,291	23,904,590	18,437,710
Other	11,082	10,031	42,575	37,919
	11,153,461	9,120,734	28,523,662	22,734,998
Cost of sales
Contract	1,184,318	768,977	3,150,460	2,587,574
Service	6,711,549	5,259,206	16,902,575	12,419,788
	7,895,867	6,028,183	20,053,035	15,007,362
Gross margin	3,257,594	3,092,551	8,470,627	7,727,636
Operating expense
Project	328,355	314,375	933,658	1,006,506
Selling	193,189	187,010	580,759	487,281
General and administrative	1,828,644	1,457,963	5,290,490	4,589,376
General and administrative - Non-cash stock compensation	229,500	92,939	515,201	379,139
	2,579,688	2,052,287	7,320,108	6,462,302
Income from operations	677,906	1,040,264	1,150,519	1,265,334
Interest and other expenses
Net financing expenses	844,469	529,913	2,143,758	4,083,354
Amortization of deferred charges	45,511	49,955	137,362	743,889
Foreign Currency Translation Gain	(479,582)	84,155	(1,057,737)	(117,972)
Derivative instruments	-	(1,848,033)	-	939,667
	410,398	(1,184,010)	1,223,383	5,648,938
Income (loss) before income taxes	267,508	2,224,274	(72,864)	(4,383,604)
Income taxes	-	-	-	-
Net income (loss)	267,508	2,224,274	(72,864)	(4,383,604)
Other comprehensive income (loss):
Foreign currency translation adjustment	(305,083)	2,292	(757,581)	(258,155)
Comprehensive income (loss)	$(37,575)	$2,226,566	$(830,445)	$(4,641,759)
Basic weighted-average shares	33,963,778	32,393,095	33,653,259	32,315,582
Diluted weighted-average shares	40,046,891	34,997,732	33,653,259	32,315,582
Basic earnings (loss) per share	$0.01	$0.07	$(0.00)	$(0.14)
Diluted earnings (loss) per share	$0.01	$0.01	$(0.00)	$(0.14)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2006

Operating activities
Net cash provided by operating activities	$974,510	$162,870
Investing activities
Proceeds of sales of property and equipment	117,276	460,911
Purchase of property and equipment	(660,725)	(695,012)
Note receivable	-	125,000
Net cash (used in) investing activities	(543,449)	(109,101)
Financing activities
Proceeds from bank indebtedness	-	35,935
Repayment from notes payable	(28,564)	(59,461)
Due to related parties	(173)	241
Proceeds from term note	-	2,091,871
Repayment of capital lease	(849,390)	(631,132)
Restricted cash	246,411	132,051
Repayment of term notes	(854,148)	-
Repayment of convertible notes	-	(106,815)
Net cash provided by (used in) financing activities	(1,485,874)	1,462,690
Effect of foreign exchange rate changes on cash	(108,175)	(454,307)
Net change in cash and cash equivalents	(1,162,988)	1,062,152
Cash and cash equivalents, beginning of period	3,560,181	1,756,399
Cash and cash equivalents, end of period	$2,397,193	$2,818,551

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2007
(Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2007, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2006 and 2007, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding (“Cancable Holding”), Cancable Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2007 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $72,864 for the nine months ended September 30, 2007 and have an accumulated deficit of $11,936,526 at September 30, 2007.

We have outstanding term loans aggregating $16,075,157, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

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

Reclassifications

Certain amounts in the financial statements at September 30, 2006 have been reclassified to conform to the current year presentation.

2. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended September 30, 2007, the amortization of deferred financing cost was $137,362 (2006 - $743,889).

Cost	$953,296
Accumulated amortization	(356,355)
$596,941

The estimated amortization expense for each of the next five fiscal years is as follows:

Year	Amount
2007	42,502
2008	172,742
2009	138,307
2010	132,601
2011	110,789
$596,941

3. Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,000,000	$350,000	$650,000
Trade name	1,200,000	700,000	500,000
	$2,200,000	$1,050,000	$1,150,000

Amortization expense for the nine months period ended September 30, 2007 amounted to $450,000 (2006-$Nil).

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing April 1, 2007 to March 1, 2009. The Company has deferred the principal repayment from April to October 2007 by issuing 756,000 warrants. $5,912,500 is payable on the maturity date.

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

Interest on the term notes for the nine months period ended September 30, 2007 was $1,260,102 (2006: $1,240,510).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2011	$5,883,684
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	1,941,473
16,075,157
Less: current portion	2,347,980
$13,727,177

The principal payments for the next five fiscal years are as follows:

Amount
2007	$545,178
2008	2,240,356
2009	6,425,000
2010	100,000
2011	6,764,623
$16,075,157

5. Net Financing Expenses

	Nine months ended September 30,
	2007	2006
Capital leases	$275,107	$178,265
Interest of credit facility	1,260,102	1,240,510
Amortization of interest on debt instruments	-	168,171
Interest on deferred principal repayment of term note - 108,000 warrants	570,530	-
Interest and penalties on prepayment of convertible notes - cash	-	539,319
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	-	1,913,571
Others	38,019	43,518
	$2,143,758	$4,083,354

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

Interest expense recognized for the nine months period ended September 30, 2007 was $38,019 (2006 - $33,750).

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

During the period ended September 30, 2007, the Company entered into a consulting agreement by issuing 93,850 shares stock in consideration for investor relations and consulting services rendered with the fair value of $239,148. Additionally, the Company issued 625,469 shares to Laurus for the exercise of the options and warrants and 4,000 shares to the employees for the exercise of the employee stock options.

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

At September 30, 2007 options to purchase 2,313,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of September 30, 2007, there was $444,435 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. 579,250 options were vested as of September 30, 2007. The cost recognized for the period end September 30, 2007 was $158,825 which was recorded as general and administration expenses.

In valuing the options issued on June 30, 2006 the following assumptions were used

Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 - 4.5
Risk-free rate	5.10% - 5.13%

A summary of option activity under the Plan during the period ended September 30, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value

Outstanding at January 1, 2007	-	-
Granted	2,317,000	$0.63
Exercised	4,000	$0.63		7,080
Forfeited or expired	-	-
Outstanding at September 30, 2007	2,313,000	$0.63	4.75	$4,255,920

Exercisable at September 30, 2007	579,250	$0.63	-	$1,065,820

Warrants

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the quarter ended March 31, 2007, in connection with financing arrangements, the Company issued warrants to purchase 108,000 shares of common stock. The fair value of the warrants of $39,519 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.25%, expected dividend yield of 0%, volatility of 45%, share price of $0.90 and expected life of 4 years. During the quarter ended September 30, 2007, in connection with financing arrangements, the Company issued warrants to purchase 324,000 shares of common stock. The fair value of the warrants of $206,940 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.54 to 4.93%, expected dividend yield of 0%, volatility of 45%, share price of $1.15 to $2.28 and expected life of 4 years. For the quarter ended September 30, 2007, in connection with financing arrangements, the Company issued warrants to purchase 324,000 shares of common stock. The fair value of the warrants of $324,071 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.54 to 4.93%, expected dividend yield of 0%, volatility of 45%, share price of $1.15 to $2.28 and expected life of 4 years.

As of September 30, 2007, we had the following options and warrants outstanding:

Issue Date	Expiry Date	Number of options or warrants	Exercise Price Per Share	Value - issue date	Issued for

01-05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees

09-30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees

09-30-2004	09-30-2011	2,250,000	$1.15	$1,370,000	Financing

03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing

04-30-2005	04-30-2012	100,000	$1.01	$44,309	Financing

05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing

06-22-2005	06-22-2012	313,000	$1.00	$137,703	Financing

06-30-2005	06-30-2012	100,000	$0.90	$50,431	Financing

07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing

08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing

09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing

10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing

11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing

12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing

02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing

03-01-2007	03-01-2011	108,000	$0.90	$39,519	Financing

04-01-2007	04-01-2011	108,000	$1.15	$50,529	Financing

05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing

06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing

07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing

08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing

09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing

		6,985,596

9. Major Customers

During the nine months ended September 30, 2007 the Company derived 59.8% of its revenue from a single customer in the amount of $17,078,000. The accounts receivable of this customer was $2,310,000 as at September 30, 2007.

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

The following table presents financial information with respect to the segments that management uses to make decisions.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Sales:
Cancable	$22,784,559	$17,442,767
AC Technical	5,632,174	5,159,381
Iview	102,826	132,850
CVAS	4,103	-
Consolidated Total	$28,523,662	$22,734,998
Depreciation and amortization:
Cancable	$1,179,606	$763,256
AC Technical	30,705	32,350
Consolidated Total	$1,210,311	$795,606
Interest expenses:
Cancable	$746,128	$681,503
AC Technical	1,650	8,221
Iview	149,290	129,455
AC Acquisition	36,369	33,750
CVAS	1,210,321	3,230,425
Consolidated Total	$2,143,758	$4,083,354
Net Income (Loss):
Cancable	$2,235,371	$1,071,027
AC Technical	6,638	86,397
Iview	(72,322)	(119,818)
Corporate (1)	(2,242,511)	(5,421,210)
Consolidated Total	$(72,864)	$(4,383,604)
Total Assets
Cancable	$11,534,613	$6,415,399
AC Technical	4,413,974	3,442,364
Iview	1,479,376	2,006,404
AC Acquisition	-	-
Corporate (1)	3,924,026	5,803,028
Consolidated Total	$21,351,989	$17,667,195
Capital assets:
Cancable	$5,156,776	$3,258,289
AC Technical	868,151	804,099
Consolidated Total	$6,024,927	$4,062,388
Capital Expenditures:
Cancable	$2,774,887	$380,686
AC Technical	3,917	-
Iview	-	-
AC Acquisition	-	-
Consolidated Total	$2,778,804	$380,686

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and derivative financial instrument expense, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

(2)	Total cash paid for the purchase of capital assets was $660,725 (2006: $695,012). The remaining balances were purchased through capital assets.

Revenues by geographic destination and product group were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Contract	$4,576,497	$4,259,369
Service	23,904,590	18,437,710
Others	42,575	37,919
Total sales to external customers	$28,523,662	$22,734,998

All revenue generated by the Company was in Canada.

11. Subsequent Events

On October 11, 2007, pursuant to an Agreement of Purchase and Sale, a subsidiary of Creative Vistas, Inc. (the “Registrant”), Cancable XL Inc. (“Cancable”), acquired all of the issued and outstanding common shares of XL Digital Services Inc. (“XL Digital”) from Barry Simons. The total consideration to be paid by Cancable for the shares of XL Digital will be an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration will be paid in notes, warrants to acquire stock in the Registrant, and cash, with the total balance due on January 5, 2009. A portion of the purchase price will be paid in January, 2008.

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

Results of Operations
Comparison of Three Months Period Ended September 30, 2007
to Period Ended September 30, 2006

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first three month period ended September 30, 2007, to the comparable period in 2006.

Sales: Sales for the three months period ended 2007 increased 22.3% to $11,153,000 substantially from $9,120,734 for the three months period ended 2006. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $8,968,200 for the three months period ended 2007 from $7,372,800 for the same period in 2006.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the third quarter of fiscal 2007 was $8,968,200 compared to $7,372,800 in the same period of fiscal 2006. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the second quarter of fiscal 2007 as approximately $6,860,000 or 76.5% of its total revenue compared to $5,807,400 or 78.8% of its total revenue for the same period in fiscal 2006. (b) AC Technical segment - Contract revenue increased to $1,681,100 for the second quarter or 15.1% for the three months ended September 30, 2007 compared to $1,262,400 in the same period of fiscal 2006. The increase was mainly due to an increase in the number of subcontracts for the provision of services to government contracts. Service revenue generated increased 19.0% to $458,900 for the third quarter of fiscal 2007 from $385,500 for the same period of fiscal 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended September 30, 2007 was $7,895,900 or 70.8% of revenues compared to $6,028,200 or 66.1% of revenues for the three months period ended September 30, 2006. (a) Cancable segment - Cost of sales of this segment was $6,556,900 for the three months period ended September 30, 2007, which is comprised principally of labor expenses $5,061,100, vehicle expenses $548,600 and material cost $739,200. (b) AC Technical segment - Cost of sales of this segment was $1,309,100. The material cost was $788,900 or 36.9% of the AC Technical revenue for the three months ended September 30, 2007 compared to $485,400 or 28.4% of revenues in the same period of fiscal 2006. The increase in balance was mainly due to the increase in revenue. On the other hand, the labor and subcontractor cost decreased to $504,500 or 23.6% of AC Technical revenues for the three months ended September 30, 2007 and $312,000 or 18.3% of AC Technical revenues for fiscal 2006. The increase in labor and subcontractor cost was mainly due to the increase in revenue.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the three months ended September 30, 2007 was $2,579,700 or 23.1% of revenues for the three months period ended 2007 compared to $2,052,300 or 22.5% of revenues for the same period of fiscal 2006. The balance is mainly comprised of the following:

Project cost was $328,400 or 2.9% of revenue for three months ended September 30, 2007, compared to $314,400 or 3.4% for the same period of fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $202,500 in the third quarter of fiscal 2007 compared to $188,100 for the same period of fiscal 2006 with no material fluctuation. The automobile and travel expenses of approximately $74,600 for the three months period ended September 30, 2007 compared to $72,400 for the same period of fiscal 2006. The increase in balance was mainly due to more travel by the staff.

Selling expenses was $193,200 or 1.7% of revenues for the three months period ended 2007 compared to $187,000 or 2.1% of revenues for the first quarter of fiscal 2006. Selling expenses were mainly related to AC Technical segment. As at September 30, 2007, we have 5 salespersons in AC Technical segment, which were 4 as at September 30, 2006. The balance for the three months period ended September 30, 2007 is mainly comprised of salaries and commission to salespersons of $141,600 compared to $151,400 for the same period of fiscal 2006. There was no material fluctuation. The advertising and promotion and trade show expenses were $23,700 in the third quarter of fiscal 2007 compared to $24,200 for the same period of fiscal 2006 with no material fluctuation.

General and administrative expenses were $2,058,100 or 18.4% of revenues for the three months period ended 2007 compared to $1,550,900 or 17.0% for fiscal 2006. The balance for the three months period ended September 30, 2007 is mainly comprised of $39,200 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $289,500 for the three months period ended September 30, 2007 compared to $91,600 for the same period last year. Total salaries and benefits to administrative staff were $622,200 for the third quarter of 2007 compared to $647,800 for the same period last year. Total depreciation of property plant and equipment was $459,400 for the third quarter of fiscal 2007 compared to $206,800 for the same period of last year. The increase in balance was mainly due to the increase in property, plant and equipment.

Interest and other Expenses: Interest and net other expenses for the three months ended September 30, 2007, was $410,400 or 3.7% of revenues compared to net income of $1,184,010 or 12.9% of the revenues for the same period of fiscal 2006. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $45,500 compared to $49,960 for the same period of fiscal 2006. Additionally, net financing expenses decreased to $844,500 or 7.6% of revenues compared to $529,900 or 5.8% of revenues for the same period of fiscal 2006. The increase in balance was mainly due to the 324,000 warrants issued to Laurus with the fair value of $324,100 relating to the deferral of principal repayment of the Company Term Note (also see Note 4 in the financial statement). The changes of derivative instruments income were $1,848,100 for the period ended September 30, 2006. There was no such income for the period ended September 30, 2007 as the Company has adopted the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2). See Note 4 in the financial statements.

Income taxes: No income tax provision for the period ended September 30, 2007, which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net income for the three months ended September 30, 2007 was $267,500 compared to net income of $2,224,300 for the three month period ended September 30, 2006. The Company’s operating income was $677,900 for the third quarter of fiscal 2007 compared to $1,040,300 for the same period of fiscal 2006. The growth was mainly due to the increase in revenue of Cancable segment.

Results of Operations
Comparison of Nine Months Period Ended September 30, 2007
to Period Ended September 30, 2006

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first nine months period ended September 30, 2007, to the comparable period in 2006.

Sales: Sales for the nine months period ended 2007 increased 25.5% to $28,523,700 from $22,735,000 for the nine months period ended 2006. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $22,768,900 for the nine months period ended 2007 from $17,422,800 for the same period in 2006.

(a) Cancable Segment - The Company acquired Cancable through its wholly owned subsidiary on January 1, 2006. It is incorporated under the laws of Ontario and its principal business activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Total revenue for the nine months period ended September 30, 2007 was $22,768,900 compared to $17,422,800 in the same period of fiscal 2006. Rogers Cable Inc. is Cancable’s largest customer and the revenue from this customer for the nine months ended September 30, 2007 was approximately $17,078,800 or 75.0% of its total revenue compared to $13,813,000 or 79.2% of its total revenue for the same period in fiscal 2006. (b) AC Technical segment - Contract revenue was $4,505,000 for the nine months ended September 30, 2007 or 80.1% of its total revenue compared to $4,137,200 in the same period of fiscal 2006. The increase in revenue was mainly due to the increase in number of subcontracts for the provision of services to contracts. Service revenue generated increased 19.9% to $1,120,000 for the nine months ended September 30, 2007 from $973,200 for the same period of fiscal 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the nine months ended September 30, 2007 was $20,053,100 or 70.3% of revenues compared to $15,007,400 or 66.0% of revenues for the nine months period ended September 30, 2006. (a) Cancable segment - Cost of sales of this segment was $16,766,600 for the nine months ended September 30, 2007 which is mainly comprised of labor expenses $12,843,100, vehicle expenses $1,520,300 and material cost $1,859,900 (b) AC Technical segment - Cost of sales of this segment was $3,223,300. The material cost was $2,015,900 or 35.8% of the AC Technical revenue for the nine months ended September 30, 2007 compared to $1,585,800 or 30.7% of revenues in the same period of fiscal 2006. The increase in percentage of the material cost was mainly due to some contracts with higher percentage of materials. On the other hand, the labor and subcontractor cost decreased to $1,161,900 or 20.7% of AC Technical revenues for the nine months ended September 30, 2007, and $967,500 or 18.6% of AC Technical revenues for fiscal 2006. The increase in balance was mainly due to the increase in revenue.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the nine months ended September 30, 2007 was $7,320,100 or 25.7% of revenues for the nine months period ended 2006 compared to $6,462,300 or 28.4% of revenues for the same period of fiscal 2006. The balance is mainly comprised of the following:

Project cost was $933,700 or 3.3% of revenue for nine months ended September 30, 2007, compared to $1,006,500 or 4.4% for the same period of fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $542,000 for the nine months ended September 30, 2007, compared to $561,100 for the same period of fiscal 2006. The decrease in expenses was mainly due to the change in headcounts. The automobile and travel expenses were approximately $220,900 for the nine months period ended September 30, 2007 compared to $278,600 for the same period of fiscal 2006. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the nine months ended September 30, 2007.

Selling expenses were $580,800 or 2.0% of revenues for the nine months period ended 2007 compared to $487,300 or 2.1% of revenues for the same period of fiscal 2006. Selling expenses was mainly related to AC Technical segment. The balance for the nine months ended September 30, 2007 is mainly comprised of salaries and commission to salespersons of $361,100 compared to $257,800 for the same period of fiscal 2006. The increase was mainly due to the increase in commission and changes in headcounts. The advertising, promotion and trade show expenses were $74,600 for the nine months ended September 30, 2007, and $74,200 for the same period of fiscal 2006. There was no material fluctuation for two fiscal years.

General and administrative costs were $5,905,700 or 20.3% of revenues for the nine months period ended 2006 compared to $4,968,500 or 21.9% for same period of fiscal 2006. The balance for the nine months period ended September 30, 2007, mainly is comprised of $232,200 of professional fees related to fees for the quarterly reports and other corporate matters. The investor relations expenses was increased to $577,500 for the nine months period ended September 30, 2007, compared to $340,400 for the same period last year. Total salaries and benefits to administrative staff to $1,765,200 for the nine months period ended of fiscal 2007 compared to $2,046,900 for the same period last year. The decrease was mainly due to the decrease in headcounts. Total depreciation of property plant and equipment was $1,210,300 for the nine months ended September 30, 2007, compared to $795,600 for the same period of last year. The balance for current period mainly represents the depreciation of vehicles and equipment of Cancable segment.

Interest and other Expenses (Income): Interest and net other expenses for the nine months ended September 30, 2007, of $1,222,383 or 4.3% of revenues compared to net expenses of $5,648,900 or 24.8% of the revenues for the same period of fiscal 2006. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $137,400 compared to $743,900 for the same period of fiscal 2006. The decrease was mainly due to the deferred financing costs of $600,500 carried forward from the fiscal 2005 which was written off during the first quarter of fiscal 2006. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004, through a refinancing transaction. Additionally, net financing expenses decreased to $2,143,800 or 7.5% of revenues compared to $4,083,400 or 17.9% of revenues for the same period of fiscal 2006. Last year balance mainly included interest and penalties relating to the new refinancing transactions in 2006 with the amount of $2,452,900 which included 2,411,003 warrants issued to Laurus with the fair value of $1,913,600. The changes of derivative instruments expenses were $939,700 for the period ended September 30, 2006. There was no such expense for the period ended September 30, 2007 as the Company has adopted the FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2).

Income taxes: No income tax provision for the period ended September 30, 2007 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the nine months ended September 30, 2007 was $72,900 compared to net loss of $4,383,600 for the nine months period ended September 30, 2006. The net loss for the nine months ended September 30, 2006 was attributed to the unrealized losses on remeasurement of derivative instruments amounting to $939,700. Additionally, the Company has issued 2,411,003 warrants to Laurus for the refinancing transaction with the fair value of $1,913,600 and written off the amortization of deferred charges carried forward from fiscal 2005 in the amount of $600,500.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2007, we had $2,397,200 in cash. Additionally we had $126,100 which was deposited in a restricted bank account. Pursuant to the Securities Purchase Agreement between Laurus and the Company and a restricted account agreement entered into by the Company, Laurus and a US bank, $500,000 was deposited into a restricted account for the benefit of Laurus as additional security for the obligations of the Company under the purchase agreement and the related agreements. The restricted account is to be maintained at the US bank and Laurus shall apply any part of this deposit to any payment obligation for Iview Note. We believe that cash from operations and our credit facilities with Laurus Master Funds, Ltd. will continue to be adequate to satisfy the ongoing working capital needs of the Company. During the fiscal year 2007, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided by operating activities amounted to $974,500 for the nine months ended September 30, 2007. The changes in operating assets and liabilities resulted in a use of cash of $819,800, which included a $1,703,900 increase in accounts receivable, a $88,600 increase in inventory, a $139,400 decrease in prepaid expenses, a $882,000 decrease in accounts payable, a $48,700 decrease in deferred revenue.

Compared the balance sheet as at September 30, 2007 to December 31, 2006

Accounts Receivable

Our accounts receivable increased by approximately $2,554,500 compared to the balance as at December 31, 2006. Accounts receivable of Cancable segment was $3,866,200 as at September 30, 2007 compared to $1,799,500 as at December 31, 2006. The increase in balance was mainly due to the increase in revenue. Accounts receivable of AC Technical segment was $2,439,000 as at September 30, 2007 compared to $2,040,800 as at December 31, 2006. The increase in accounts receivable of AC Technical was mainly due the increase in revenue. Approximately 65% of the accounts receivable outstanding at September 30, 2007 was less than 90 days old.

Inventory

Inventory on hand at September 30, 2007, increased 29.3% compared to the balance as at December 31, 2006. The inventory of Cancable segment as at September 30, 2007 was $342,900 compared to $250,400 as at December 31, 2006. The inventory of AC Technical segment as at September 30, 2007 was $553,400 compared to $430,300 as at December 31, 2006. The increase in inventory was mainly due to the expected increase in revenue in the third quarter of 2007.

Accounts Payable and Accrued Liabilities

Accounts payable approximately increased to $6,367,200 as at September 30, 2007 from $4,655,000 as at December 31, 2006. The accounts payable and accrued liabilities as at September 30, 2007 of Cancable segment was $3,208,200 compared to $2,590,600 as at December 31, 2006 with no material fluctuation. The accounts payable and accrued liabilities as at September 30, 2007 of AC Technical segment was $2,637,000 compared to $1,826,100 as at December 31, 2006. The increase was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue decreased to $31,579 as at September 30, 2007 compared to the balance as at December 31, 2006. The increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The income taxes recoverable was mainly related to the Company received refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $543,400 for the nine months ended September 30, 2007, compared to $109,100 used for the nine months ended September 30, 2006. The balance for the both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sales of property and equipment.

Net Cash Provided From Financing Activities. Net cash used in financing activities was $1,485,900 for the nine months ended September 30, 2007 compared to net cash provided $1,462,700 for the nine months period ended September 30, 2006. Last year balance was mainly represents the additional borrowings from Laurus Master Fund, Ltd. from the refinancing transaction in 2006. The current year balance was mainly represents the repayment of capital leases and term notes in the amount of $1,703,600.

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

Dated: November 14, 2007