Form 10-K
period 2007-12-31
CREATIVE VISTAS INC
filed 2008-03-31
CIK 1113524

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 00-30585

CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization	3669 (Primary Standard Industrial Classification Code Number)	86-0464104 (I.R.S. Employer Identification No.)

2100 Forbes Street Unit 8-10 Whitby, Ontario, Canada L1N 9T3 (905) 666-8676
(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 666-8676
Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of Class	Number of Shares Outstanding as of March 31, 2008
Common Stock, $.01 par value	34,496,623

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12B-2)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $39,991,068

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on March 31, 2008 is approximately $65,198,617.The number of shares outstanding of the Issuer’s common stock, as of March 31, 2008: 34,496,623 shares.

Forward-Looking Statements

Certain statements within this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Creative Vistas, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission. Creative Vistas, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	Description of Business

Corporate Background and Overview

Creative Vistas, Inc. was incorporated in the state of Arizona on July 18, 1983. We are a leading provider of security-related technologies and systems. We also provide the deployment of broadband services to the commercial and residential market. We primarily operate through our subsidiaries AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security-related technologies and systems. AC Technical Systems is responsible for all of our revenues in the security sector for 2007. It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals. Iview DVSI is responsible for providing video surveillance products and technologies to the market.

On December 31, 2005, we acquired Cancable Inc. (“Cancable”) through our wholly owned Delaware subsidiary, Cancable Holding Corp. Cancable is in the business of providing the deployment and servicing of broadband technologies in both residential and commercial markets. Cancable has offices in Ontario, Canada. All related documents were disclosed in Form 8-K/A filed on January 6, 2006. In October 2007, we entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. All related documents were disclosed in Form 8K filed on October 17, 2007. During the year, we have incorporated 2141306 Ontario Inc. (“OSS-IM”) as a subsidiary of Cancable. OSS-IM specializes in research and development of proprietary BI software. The current version of BI software is a leading-edge program that can manage data from over a million multi-faceted transactions fulfilled annually by Cancable for its large cable-system customers. Wireless and web enabled, the software provides automated intelligent decision-making for managing customer transactions, vehicles, technicians, supply chains, HR-related functions and other activities.

Today, our operations are divided into two distinct operating segments: (a) security and surveillance products and services, and (b) broadband deployment and provisioning services. Through AC Technical Systems we provide integrated security solutions to our commercial customer base. Through Cancable, XL Digital and OSS-IM, we provide broadband deployment and provisioning services to residential, as well as web based support and small businesses markets.

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

Industry Overview

We believe that the security industry is growing at a steady pace. There has been renewed focus on our industry since the events of September 11, 2001. The growth is spurred by the continuous evolution of new technologies and processes. We believe that the industry is growing for the following reasons:

•	Increased global awareness due to the increased threats of terrorism;

•	Older security devices such as the VCR have become obsolete and new technologies have provided much more efficient systems at a better price;

•	Evolving digital technologies have started to replace antiquated analog technologies in the market space;

•	Expansion of budgets due to increased awareness of the need for security;

•	Increase in crime rates and shrinkage in industry;

•	Integration of multiple devices has expanded the market for technically advanced integrators such as our firm; and

•	Growing public concern about crime.

•	Decreased cost of security technology.

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

Our Strategy

We have identified four key markets to target with our solution described below. These are 1) government, 2) education, 3) healthcare, and 4) retail. We offer a one-stop-shop that provides a fully integrated technology based security system to meet the needs of the customer. We understand the needs of the customer and provide a custom solution to meet their needs. We expedite project completion, reduce costs to the customer, reduce manpower requirements of the customer and improve systems consistency in multiple locations.

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

Customization, software development, interface

In many cases, the customer’s needs may not be completely satisfied by the equipment available in the market place. The customer may request features or equipment that are not readily available. For example, a financial institution may request us to take information from their transaction records and an Automatic Teller Machine (ATM), and then integrate that information with a Digital Video Recorder (DVR). This would allow them to review video of an individual who has processed a transaction on an ATM. Normally a financial institution requiring this information would have to go through tapes of data in order to find it. Such a bank would have to search all the transactions that occurred during a period of time and then, based on that information, go over tapes of video. Sometimes the video may not be available if the tapes are only held for a short period of time. Our firm’s integrated system makes this search process instantaneous. Our system allows a bank to search by a number of criteria including time, date, transaction, number and withdrawal amount. A bank can also have video associated with such a search instantly.

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

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada. We may receive grants and tax credits for customers on projects and product development if they qualify for the program. Our product development department develops new products and also enhances existing products. We have the capability to build various forms of hardware and software modules. Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products. This is one of the differentiating factors between our competitors and us. Our research and development expenses were approximately $289,800 in fiscal year 2007 and $400,600 in fiscal year 2006. Expenses include engineering salaries, costs of development tools and equipment. None of the expenses were borne directly by customers.

Warranties and Maintenance

We offer maintenance and service on all our products, including parts and labor, which range from one year to six years depending upon the type of product concerned and the type of contract signed by the customers. In addition, we provide a one-year warranty on equipment and a 90 day warranty all installation projects completed by us. We receive the same warranty on equipment from our other external suppliers.

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations. For the years ended December 31, 2007 and December 31, 2006, our revenue from service and maintenance were $1,544,435 and $1,284,000 respectively.

Marketing

Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes, referrals and direct sales calls. Our marketing plan is derived with input from all our account managers and senior management. Our plan is to grow vertically within targeted markets where we have a superior level of expertise. Our marketing is very target specific. We market within our four key markets. We also find niche markets where our technologies can provide effective solutions to the customer. Some of our marketing activities include:

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

Backlog

Our backlog consists of written purchase orders and contract, we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months. All of these orders and contracts are subject to cancellation at any time. As of December 31, 2007, our backlog was approximately $2,500,000 on contract revenue.

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

Employees

As of December 31, 2007, Cancable has a staff of over 400 employees and A.C. Technical Systems has a staff of 49 full time employees including our officers, of whom 32 were engaged in systems installation and repair services, 11 in administration and financial control and 6 in marketing and sales.

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

Broadband deployment and provisioning services

We operate through our subsidiaries Cancable Inc. and XL Digital Services Inc. (together the “Cancable Group”), located in Ontario, Canada to provide and deploy broadband services. Cancable Inc. and XL Digital Services Inc. were subsequent acquisitions.

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

XL Digital Services Inc. (“XL Digital”), incorporated in 2007, is a Canadian-based company provisioning the deployment and servicing of broadband technologies in the residential market for Canada’s largest cable television provider, Rogers Cable. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers within two territories where the Company currently did not have a presence. The acquisition enables the Company to further expand its services into these two growing territories. XL Digital also brings the Company a number of years of significant management experience within the cable and telecommunications sector.

Senior Management

Cancable Group has a proven team with over 70 years of cable TV contracting/technical deployment and support experience.

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

Robert R. Newell, Senior Vice President,, US Operations, joined Cancable in October 2007. He was chief operating officer and chief business development officer of 180 Connect Inc., a national cable and satellite fulfillment service, based in Denver, CO., that he co-founded in 2000 and helped build into a company with $300 million in annual revenues. Customers of 180 Connect included Comcast, Cox, Time Warner, Cablevision, Hughes Network Services and DirecTV. He has particular expertise in start-up, turnaround and integration of acquired companies and his addition to the Cancable team significantly improves our capability to execute on our U.S. expansion strategy.

Paul Saabas, MBA, President, Dependable Home Support Services, has sales and operational management experience with a wide range of companies, including cable services (Rogers Cable) and security products and services (Honeywell Ltd.). Most recently, he was a principal of PMJ Consulting, a company that provided business planning and other strategic services to start-up companies. Among his clients was Bell New Ventures, the group created in 2006 by Bell Canada, Canada's largest communications provider, to initiate new products and services based on Bell Canada's wireless, Internet, voice and web-based capabilities.

Paul Markovsky, MBA, General Manager, Canadian Field Operations, joined Cancable in October 2006 as District Manager, GTA East and was promoted to his current position in March 2008. His previous position was Manager of Operations at QX Locates, a division of Aecon Group Inc., where he was chosen to head the growth of an expanding business whose customers included Bell Canada, Enbridge Gas and Union Gas. Mr. Markovsky is responsible for the management of all Canadian operations and field service management in the utilities and cable sectors.

Cheryl Lewis, Director, DependableIT, began her career at Cancable in 1998 managing the dispatch group and building the original team of technicians. Ms. Lewis later assumed responsibility for the DependableIT division, a call center managing all incoming tech support calls and sales leads, as well as on-site technicians resolving computer support issues.

Steve Skrlac, CFA, MBA, BA, Vice President Sales and Business Development. Mr. Skrlac joined the Cancable group in February 2008 and brings with him both a marketing and finance background in the telecommunications, home service, and business fields. He has worked for Mountain Cablevision for the past 4 years in a senior leadership position and was with Bell Canada for the 4 years prior to this. Mr. Skrlac is responsible for the sales planning and field execution.

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

Rogers Cable Inc.

Rogers Cable Inc. is Cancable Group’s largest customer employing greater 250 of our field technicians (Mississauga Primary contractor with 85, Scarborough Primary with 60, Toronto Secondary with 40) as of December 31, 2007. In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity. This number is down from 22 contractors three years ago. Over the past two years, as a result of the vendor consolidation and its top rated performance, Cancable Group has emerged as Rogers’ primary contractor in the Greater Toronto Area greater than 40% share of completed work orders

In addition to installation and service work, Cancable has finalized a new three year agreement that extends the types of services it will be performing. As evidence of Rogers growing dependency on Cancable, Rogers has requested that Cancable supplement its Tier 2 and Tier 3 customer service programs, something that is presently handled only by Rogers personnel. In this service, a call is transferred from Rogers’ customer service department to DependableIT, Cancable’s branded technical support centre, after Rogers determines that it is not directly a Rogers cable related problem. DependableIT’s remote diagnostic tools provide it with a complete situational review of the customer’s site. In these instances, the charge is billed to the customer’s credit card before assistance is provided. With the Tier 3 service, a field service visit is required and a Cancable technician is dispatched to the customer’s location with rates charged on an hourly basis for residential and commercial customers. Again, this service is presently provided by Rogers personnel only.

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

Emergence of Preferred Providers of Technology Enabling Services

Cancable believes that because of the increasing geographic scope of and complexity of technology deployed by BSPs, there is a growing trend towards long-term, strategic alliances with technology enabling companies, in contrast to the historic, contractual project-by-project arrangements. Cancable believes that its industry is highly fragmented and characterized by smaller, privately held companies that offer a limited range of industry-specific services to a small number of clients in concentrated geographic areas. In Cancable’s experience, BSPs in its target markets who rely on technology enabling companies prefer to align themselves with larger, better capitalized companies that:

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

Industry Trends Specific to the Contract Field Technical Support Industry

•
Competition at the client level. Some of Cancable’s customers are in a monopolistic industrial environment. Today, these customers are faced with increasing competition which is forcing them to adapt the new reality. Part of this adaptation includes taking an in-depth review of their internal cost structure to determine which services must be performed by employees and which should be contracted out, at lower cost.

•
Consolidation at the client level.  The cable television industry in particular has been undergoing a trend towards consolidation for many years. This trend has resulted in changes in the manner in which services are contracted for and has changed the relationship between client and service provider. Relationships today are driven less by personal contacts and more by professional qualifications. Also important to industry relationships today are the service provider’s ability to provide a service level that is uniform across its work force and to integrate its management and reporting systems with those of the client.

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

Cancable Group, one of our major subsidiaries, relies on certain large clients for a significant portion of our revenues

Cancable Group currently derives a significant portion of its revenues from a limited number of clients. For the fiscal year ended December 31, 2007, Rogers Cable TV Limited accounted for approximately 60% of Cancable’s revenues. The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints. Cancable Group’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice. As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period. A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business. If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

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

As of December 31, 2007, there were 7,309,596 shares of common stock issuable upon the exercise of warrants and 3,351,155 shares issuable upon the exercise of options. 3,222,000 shares were related to the Employee Stock Options (see Note 13 in the Financial Statements). Also, included in the balance, 6,570,096 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options were issued to Laurus Master Fund, Ltd (“Laurus”). Additionally, there were 49 shares of common stock of Cancable issuable upon the exercise of options and 20 shares of common stock of Iview issuable upon the exercise of options to Laurus. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term notes as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or certain additional share issuances at prices below the then effective exercise or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants and options.

Because our directors own approximately 83% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders

Our directors own approximately 83% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues

A portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on our $15,805,777 principal amount of term notes are approximately $2,240,356, $6,700,000, $100,000 and $6,765,421 from 2008 to 2011. In addition, interest on the notes is payable on a monthly basis. We also have a series of other notes payable totaling $1,803,030 as of December 31, 2007. The $1,500,000 promissory note included in other notes payable, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term. The remaining balance of other notes payable in the amount of $303,030 was issued by Cancable Inc. for the acquisition of XL Digital Services Inc. The balance is due in January 2008. The term notes are secured by all of our assets. Interest on term notes are settled in cash. However, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt. In any liquidation of us, the holders of our debt (including The Malar Trust) would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

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

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2007, this extra 21.5% totaled approximately $100,000.

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

Our office is located at 2100 Forbes Street, Units 8-10, Whitby, Ontario, Canada L1N 9T3. The premises, which were purchased in 2002, consist of approximately 5,900 square feet on the ground floor and 2,200 square feet on the second floor. Additionally, we have another major office location at 2321 Fairview St. Burlington, Ontario L7R 2E3. The premise, which was rented in 2003, consist of approximately 7,600 square feet. The lease will be expired in 2009 with lease payment approximately $77,900 per year. We believe that these offices are adequate for our present purposes and planned expansion. Furthermore, we believe these offices are in good condition and adequately covered by insurance.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS.” At December 31, 2007, the bid price was $2.56 per share and the ask price was $2.80 per share. The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule. See “Risk Factors—Penny Stock.” The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2006	$0.35	$0.86
June 30, 2006	$0.31	$0.86
September 30, 2006	$0.15	$0.70
December 31, 2006	$0.15	$0.50
March 31, 2007	$0.29	$1.25
June 30, 2007	$0.70	$2.60
September 30, 2007	$1.95	$3.07
December 31, 2007	$2.05	$2.88

Our securities may not qualify for listing on Nasdaq or any other national exchange. Even if our securities do qualify for listing, we may not be able to maintain the criteria necessary to ensure continued listing. Our failure to qualify our securities or to meet the relevant maintenance criteria after such qualification may result in the discontinuance of the inclusion of our securities on a national exchange. In such event, trading, if any, in our securities may then continue in the non-Nasdaq, over-the-counter market so long as we continue to file periodic reports with the SEC and there remain sufficient qualified market makers in our securities. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

We have not declared or paid any cash dividends.

As of December 31, 2007 there were 271 beneficial holders of our Common Stock. We have 34,494,623 outstanding shares of Common Stock.

Our agreements with Laurus prohibit us from declaring or paying any dividends on our Common Stock.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

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

Overview and Recent Developments

In October 2007, the Company entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. The total consideration to be paid by Cancable XL Inc. for the shares of XL Digital will be an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5.

On January 22, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Erato Corporation (“Erato”) pursuant to which the Company purchased and acquired from Erato 2,674,407 shares of common stock, par value $0.0001 per share (the “Shares”), of 180 Connect Inc., a Delaware corporation, for an aggregate purchase price of $6,017,416 paid by the Company by delivery to Erato of (i) 2,195,720 duly and validly issued shares of common stock of the Company and (ii) a common stock purchase warrant, exercisable into up to 812,988 shares of common stock of the Company at an exercise price of $0.01 per share.

On January 22, 2008 the Company entered into a letter agreement with Erato for Erato to provide up to Twelve Million Dollars ($12,000,000) in financing to the Company on such terms and conditions as the Company and Erato shall mutually agree (the “Bridge Financing”). All proceeds from the Bridge Financing may only be used by the Company for the purpose of financing a third party. The Company does not currently have an agreement to provide financing to such third party. Erato is currently an investor in such third party and, through its parent, Laurus Master Fund Ltd., a current investor in the Company. In consideration of the letter agreement, the Company issued to Erato a warrant to purchase up to 1,738,365 shares of common stock of the Company at an exercise price of $0.01 per share.

On January 30, 2008, the Company entered into a Warrant Purchase Agreement with Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. (collectively, the “Sellers”) pursuant to which the Company purchased and acquired from the Sellers, warrants to purchase 450,000 shares of common stock at an exercise price of $0.01 per share of 180 Connect Inc., a Delaware corporation (the “180 Connect Warrants”).

Also on January 30, 2008, the Company entered into a non-binding letter of intent with Valens U.S. Fund, LLC (the “Letter Agreement”) in which Valens U.S. Fund, LLC confirmed its current intention to provide up to $4,000,000 in financing to a subsidiary of the Company. The Letter Agreement is only an expression of the present intentions of the parties and no binding legal obligation will exist until the parties sign a definitive agreement.

The aggregate purchase price paid by the Company in exchange for the 180 Connect Warrants and the Letter Agreement was $1,597,500 paid by the Company by delivery to the Sellers of common stock purchase warrants, exercisable in the aggregate into up to 798,750 shares of common stock of the Company at an exercise price of $0.01 per share. The purchase price was allocated by the Company as follows: (a) $1,012,500 or $2.25 per share was paid by the Company for the 180 Connect Warrants by delivery to the Sellers of warrants to purchase 506,250 shares of common stock of the Company at an exercise price of $0.01 per share and (b) the Company paid to the Sellers for the Letter Agreement warrants to purchase 292,500 shares of common stock of the Company.

Results of Operations

Comparison of Year Ended December 31, 2007

to Year Ended December 31, 2006

Sales: Sales for Fiscal Year 2007 increased to $39,991,100 from $30,456,900 for Fiscal Year 2006. This 31.3% increase reflects continued growth in revenue resulting from Cancable segment. The revenue from Cancable segment was $32,316,400 for Fiscal Year 2007.

(a) Cancable Segment - This segment included Cancable Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). The principal activity is the provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. In October 2007, we acquired XL Digital which is incorporated under the laws of Ontario and with the same principal business activity of Cancable Inc. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers Cable Inc. within two territories where the Company currently does not have a presence. Total revenue of this segment for Fiscal Year 2007 was $32,316,400 from $23,779,400 for the Fiscal Year 2006. We continued to allocate resources to support the growth of our business. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the Fiscal Year 2007 was approximately $24,397,000 or 75.5% of its total revenue compared to $18,695,200 or 78.6% for Fiscal Year 2006.

(b) AC Technical segment - Total revenue of AC Technical segment was $7,531,300 compared to $6,492,200 for Fiscal Year 2006. Contract revenue increased to $5,986,900 for Fiscal Year 2007 compared to $5,229,000 for Fiscal Year 2006. This increase was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. Contract revenue from three of our major customers was $1,295,400 in 2007. Two major contracts for Fiscal Year 2007 were to supply and install two court houses in Canada. Total contract price of these two projects were approximately $1,200,000. The service revenue has increased to $1,544,400 for the year ended December 31, 2007 from $1,282,000 for the year ended December 31, 2006. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

(c) Iview DSI segment - Iview is a technology company that specializes in both security and digital video processing technologies. Expertise in both these areas enables us to address a broad spectrum of our customers' needs with intelligent and most importantly, reliable digital video security solutions. Total revenue for Fiscal Year 2007 was $140,000 compared to $157,600 for Fiscal Year 2006. Iview launched its digital video security product in Fiscal Year 2006.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for Fiscal Year 2007 was $28,329,200 or 70.8% of revenues compared to $20,511,000 or 67.3% of revenues for Fiscal Year 2006.

(a) Cancable segment - Cost of sales in this segment were $24,126,000 for Fiscal Year 2007 compared to $16,981,000 for Fiscal Year 2006. The increase was mainly due to the growth in our cable business. Costs were comprised principally of labor expenses of $18,368,900, vehicle expenses of $2,246,500 and material costs of $2,522,500.

(b) AC Technical segment - Cost of sales in this segment were $4,136,700. The material cost was $2,657,700 or 35.3% of the AC Technical revenue for Fiscal Year 2007 compared to $2,053,800 or 31.5% of revenues in Fiscal Year 2006. The increase in percentage of the material cost was mainly due to some contracts with higher percentage of materials. On the other hand, labor and subcontractor costs decreased to $1,414,900 or 18.8% of AC Technical revenues for Fiscal Year 2007 and $1,322,600 or 20.3% of AC Technical revenues for Fiscal Year 2006. The increase in labor and subcontractor cost was mainly due to the increase in revenue. The percentage of the labor and subcontractor cost remains stable for two fiscal years.

(c) Iview DSI - Cost of sales in this segment was $66,500. The balance mainly represents material and shipping cost.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for Fiscal Year 2007 was $10,169,800 or 25.4% of revenues for Fiscal Year 2007 compared to $9,143,500 or 30.0% of revenues for Fiscal Year 2006. The balance is mainly comprised of the following:

Project cost was $1,311,600 or 3.2% of revenue for Fiscal Year 2007, compared to $1,272,900 or 4.2% for fiscal year 2006. Project cost was mainly related to AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $758,000 for Fiscal Year 2007 compared to $808,200 for Fiscal Year 2006 with no material difference. The decrease in balance was mainly due to the decrease in the staff headcount. The automobile and travel expenses were approximately $309,700 for Fiscal Year 2007 compared to $351,400 for Fiscal Year 2006. The decrease in balance was mainly due to less travel by the staff, a decrease in the number of vehicles, and a decrease in leasing cost.

Selling expenses were $797,800 or 2.0% of revenues for Fiscal Year 2007 compared to $679,600 or 2.2% of revenues for Fiscal Year 2006. Selling expenses were mainly related to AC Technical segment. As of December 31, 2007 we had 5 salespersons in the AC Technical segment, which is one more than we had on December 31, 2006. The balance for Fiscal Year 2007 is mainly comprised of salaries and commissions to salespersons of $504,000 compared to $540,600 for Fiscal Year 2006. The advertising, promotion and trade show expenses were $84,100 for Fiscal Year 2007 compared to $71,100 for Fiscal Year 2006 with no material fluctuation.

General and administrative expenses were $8,060,400 or 20.2% of revenues for Fiscal Year 2007 compared to $7,191,000 or 23.6% for Fiscal Year 2006. The balance for Fiscal Year 2007 is comprised of $850,000 of investor relations expenses compared to $486,300 fees for Fiscal Year 2006. Included in the balance for Fiscal Year 2007, there was $626,000 relating to non-cash expenses compared to $356,300 for the Fiscal Year 2006. Total salaries and benefits to administrative staff were $2,553,700 for Fiscal Year 2007 compared to $2,683,400 for last year. Total depreciation of property plant and equipment was $1,685,200 for Fiscal Year 2007 compared to $986,500 for Fiscal Year 2006. The increase was primarily attributable to the addition of capital assets in Cancable segment for the growth of the business. Additionally, the balance also included amortization of intangible assets in the amount of $637,500 for Fiscal Year 2007 compared to $600,000 for Fiscal Year 2006.

Interest and Other Expenses (Income): Interest and net other expenses for Fiscal Year 2007 was $2,073,700 compared to interest and other expenses of $6,344,200 for Fiscal Year 2006. The balance for Fiscal Year 2007 included amortization of deferred charges of $182,400 compared to $782,900 for Fiscal Year 2006. Last year’s balance was higher as we have written off the deferred financing costs amounting to $600,500 carried forward from Fiscal Year 2005. The Company has paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004, and the Secured Revolving Note dated September 30, 2004 through a refinancing transaction in February 2006. Additionally, net financing expenses decreased to $2,955,100 or 7.3% of revenues compared to 4,617,800 or 15.2% of revenues for Fiscal Year 2006. The balance for Fiscal Year 2007 included $895,000 related to the warrants issued to Laurus as interest on deferred principal repayment of our term loan. Last year’s balance was higher as it included the 2,411,003 warrants issued to Laurus with market value of $1,913,600 at the date of issuance, and cash payments of $539,300 as the penalties of the prepayment of the entire loans to Laurus in the refinancing transaction. Interest payable to term notes was $1,645,100 for Fiscal Year 2007 compared to $1,683,900 for the Fiscal Year 2006. The decline in balance was due to the decrease in the outstanding balance of term notes to $15,805,800 as at December 31, 2007 from $16,869,900 as at December 31, 2006.

Income taxes: There is no income tax provision for Fiscal Year 2007, which was mainly due to losses carried forward to offset all income generated. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax assets.

Net Income/Loss: As a result of the above, net loss for Fiscal Year 2007 was $581,600 compared to a net loss of $5,541,900 for Fiscal Year 2006. Our operating income was $1,492,100 for Fiscal Year 2007 compared to operating income $802,300 for Fiscal Year 2006. The increase was primarily attributed to the significant growth of Cancable and a decrease in financing costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2007, we had $1,960,300 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash provided in operating activities amounted to $564,200 for Fiscal Year 2007. The changes in operating assets and liabilities resulted in net cash provided of $2,138,500, which included a $1,668,900 increase in accounts receivable, a $184,200 increase in inventory, a $59,600 decrease in prepaid expenses, a $322,400 decrease in accounts payable, a $33,400 decrease in income taxes recoverable and a $11,000 increase in deferred revenue.

Comparative balance sheet as at December 31, 2007 to December 31, 2006

Accounts Receivable

Our accounts receivable increased to $6,187,600 as of December 31, 2007 from $3,864,100 as of December 31, 2006. Accounts receivable of Cancable as at December 31, 2007 was $3,989,100 compared to $1,799,500 as at December 31, 2007. The increase was attributable to the increase in revenue for approximately 36%. Accounts receivable of the AC Technical segment was $2,083,200 as at December 31, 2007 compared to $2,040,800 as of December 31, 2006. There was no material fluctuation of the balances.

Inventory

Inventory on hand on December 31, 2007 increased to $1,043,800 compared to $764,100 as of December 31, 2006. Inventory of the AC Technical segment was $639,000 compared to $430,300 as of December 31, 2005. The increased level of inventory of the AC Technical segment was associated with more purchases were required for the sales expected in the first quarter of 2008. Inventory at Cancable segment was increased to $363,600 as at December 31, 2007 from $250,400 as at December 31, 2006. The increase was mainly due to the increase in revenue.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased to $6,074,200 compared to the balance as of December 31, 2006 of $4,655,000. The balance for the AC Technical segment was $2,245,000 as of December 31, 2007 compared to $1,826,000 as of December 31, 2006. Accounts payable for Cancable Group was $3,348,000 as at December 31, 2007 compared to $2,480,000 as at December 31, 2006. The increase in balance was mainly due to the increase in purchases of material in the last three months and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $91,900 at December 31, 2007 compared to the balance of $68,300 as at December 31, 2006. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis. (See summary of accounting policy in our condensed consolidated financial statements).

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Used in Investing Activities. Net cash used in investing activities was $719,200 for the twelve months ending December 31, 2007 compared to net cash received in investing activities of $1,209,500 for the twelve months ended December 31, 2006. The balance for the twelve months ending 2007 was mainly related to the acquisition of capital assets. Last year’s balance was mainly related to cash received during the acquisition of Cancable in the amount of $1,226,800 and proceeds of sales of property and equipment in the amount of $454,400.

Net Cash Used in Financing Activities. Net cash used in financing activities was $1,394,800 for the twelve months ending December 31, 2007 compared to net cash provided of $887,500 for the 12 months ending December 31, 2006. Last year’s balance mainly represents the additional borrowings from Laurus from the refinancing transaction in 2006. The whole entire revolving loans and convertible debts entered in 2004 were repaid during the same period.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained additional funding through a series of agreements with Laurus. In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. Also, we completed the refinancing transaction in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

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

Accounts receivable allowances are determined using a combination of historical experience, current information and management judgment. Actual collections may differ from our estimates. A 10% increase in the accounts receivable allowance would increase bad debt expense by $40,000.

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

Commitments

We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our convertible notes and promissory notes due to Laurus and other parties. In addition, we have also entered into an operating lease for our vehicles, computer and office equipment. The total minimum annual payments for the next five years are as follows:

Payments due by Period

	Total	2008	2009	2010	2011	2012	Thereafter

Term notes	$15,805,777	$2,240,356	$6,700,000	$100,000	$6,765,421	$-	$-
Other Notes
Payable	303,030	303,030	-	-	-	-	-
Note payable to
related parties	1,500,000	-	-	-	-	-	1,500,000
Capital leases*	5,103,748	1,564,065	1,837,890	1,250,708	451,085	-	-
Operating
leases	1,065,100	409,500	316,600	206,900	89,400	42,700	-
Commitments
related to
consulting
agreements	1,541,500	737,600	803,900	-	-	-	-
	$25,319,155	$5,254,551	$9,658,390	$1,557,608	$7,305,906	$42,700	$1,500,000

* The balance represents monthly principal and interest payment

Except for capital leases, the above figures do not include interest cost.

Item 8.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, and comprehensive (loss), stockholders’ (deficiency) and cash flows for the years ended December 31, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2007 and 2006, and results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 31, 2008

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31

	2007	2006
Assets
Current Assets
Cash and bank balances	$1,960,340	$3,561,181
Accounts receivable, net of allowance
for doubtful accounts $405,432 (2006-$218,450)	6,187,551	3,860,036
Income tax recoverable	448,126	351,344
Inventory	1,043,815	764,077
Prepaid expenses	270,930	237,288
Due from related parties	2,581	2,203
Total current assets	9,913,343	8,776,129
Property and equipment, net of depreciation	6,352,014	3,824,555
Deposits	125,498	156,080
Goodwill	3,101,598	2,893,845
Restricted cash	53,430	339,028
Deferred financing costs, net	551,747	647,542
Intangible assets	1,717,003	1,600,000
Deferred income taxes	37,547	32,746
	$21,852,180	$18,269,925
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Accounts payable	$3,328,740	$2,578,985
Accrued salaries and benefits	1,555,981	1,157,552
Accrued commodity taxes	191,204	421,753
Accrued liabilities	998,287	496,698
Current portion of obligation under capital leases	1,195,366	710,375
Deferred income	91,900	68,245
Deferred income taxes	25,858	22,770
Current portion of term notes	2,240,356	2,439,046
Current portion of other notes payable	303,030	28,736
Due to related parties	8,143	2,501
Total current liabilities	9,938,865	7,926,661
Term notes	13,565,421	14,430,776
Notes payable to related parties	1,500,000	1,500,000
Other payable	303,030	-
Obligation under capital lease	3,184,103	1,789,365
Due to related parties	233,203	199,025
	28,724,622	25,845,827
Stockholders' (deficiency)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 34,494,623 and 33,253,358 shares issued and outstanding
Common stock	1,439,307	517,990
Additional paid-in capital	4,958,871	3,887,706
Accumulated (deficit)	(12,445,468)	(11,863,862)
Accumulated other comprehensive losses	(825,152)	(117,736)
	(6,872,442)	(7,575,902)
	$21,852,180	$18,269,925

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ (Deficiency)
For the years ended December 31, 2006 and 2007

	Shares	Amount	Additional paid-in capital	Deferred Compensation	Accumulated (deficit)	Accumulated other comprehensive (losses)	Total Stockholders’ (deficiency)
Balance, December 31, 2005	32,101,716	$-	$(297,695)	$(164,000)	$(2,777,802)	$(65,015)	$(3,304,512)
Stock-based compensation	1,151,642	517,990	-	164,000	-	-	681,990
Cumulative effect as of October 1, 2006 of change in accounting principle for registration payment arrangements	-	-	4,121,871	-	(3,544,168)	-	577,703
Value of Stock Options issued to employees	-	-	63,530	-	-	-	63,530
Net (loss)	-	-	-	-	(5,541,892)	-	(5,541,892)
Translation adjustment	-	-	-	-	-	(52,721)	(52,721)
Balance, December 31, 2006	33,253,358	517,990	3,887,706	-	(11,863,862)	(117,736)	(7,575,902)
Stock-based compensation	550,516	892,624	-	-	-	-	892,624
Stock issued to employees and Laurus for the exercise of the options or warrants	690,749	28,693	-	-	-	-	28,693
Value of Stock Options issued to employees	-	-	176,123	-	-	-	176,123
Warrants issued to Laurus	-	-	895,042	-	-	-	895,042
Net (losses)	-	-	-	-	(581,606)	-	(581,606)
Translation adjustment	-	-	-	-	-	(707,416)	(707,416)
Balance, December 31, 2007	34,494,623	$1,439,307	$4,958,871	$-	$(12,445,468)	$(825,152)	$(6,872,442)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Operations and Comprehensive (Loss)
 For the years ended December 31

	2007	2006
Contract and service revenue
Contract	$6,083,768	$5,352,841
Service	33,860,869	25,061,831
Others	46,431	42,225
	39,991,068	30,456,897
Cost of sales
Contract	4,203,159	3,055,938
Service	24,126,027	17,455,096
	28,329,186	20,511,034
Gross margin	11,661,882	9,945,863
Operating expense
Project	1,311,646	1,272,891
Selling	797,759	679,620
General and administrative	8,060,428	7,191,011
	10,169,833	9,143,522
Income from operations	1,492,049	802,341
Interest expenses and other expenses (income)
Net financing expenses	2,955,063	4,617,825
Amortization of deferred charges	182,430	782,881
Foreign currency translation gain	(1,063,838)	-
Derivative instruments	-	943,527
	2,073,655	6,344,233
Loss before income taxes	(581,606)	(5,541,892)
Income taxes	-	-
Net (loss)	(581,606)	(5,541,892)
Other comprehensive (loss):
Foreign currency translation adjustment	(707,416)	(52,721)
Comprehensive (loss)	$(1,289,022)	$(5,594,613)
Basic and diluted weighted-average shares	33,847,266	32,394,008
Basic (loss) per share	$(0.02)	$(0.17)
Diluted (loss) per share	$(0.02)	$(0.17)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31,

	2007	2006
Operating activities
Net (loss)	$(581,606)	$(5,541,892)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation of capital assets	1,783,129	982,677
Amortization of intangible assets	637,539	604,057
Amortization of deferred financing cost	182,428	186,261
Derivative instruments	-	3,020,136
Written off deferred charges	-	600,481
Gain on disposal of capital assets	(51,014)	(228,113)
Bad debt expenses	186,982	14,987
Foreign exchange	(1,262,978)	-
Stock-based compensation and interest expenses	1,632,093	681,990
Amortization of employee stock option	176,123	63,530
Changes in non-cash working capital balance
Accounts receivable	(1,668,916)	134,618
Inventory	(184,155)	36,862
Prepaid expenses	59,667	(138,823)
Accounts payable and other accrued liabilities	(322,429)	402,610
Deferred revenue	11,043	53,760
Income taxes payable	(33,725)	154,621
Net cash provided by operating activities	564,181	1,027,762
Investing activities
Cash received with acquisition of Cancable	-	1,226,756
Proceeds of sales of property and equipment	128,729	456,442
Purchase of property and equipment	(847,911)	(598,707)
Note receivable payment	-	125,000
Net cash provided by (used in) investing activities	(719,182)	1,209,491
Financing activities
Proceeds from bank indebtedness	-	35,934
Repayment of notes payable	-	(147,492)
Due to related parties	4,823	1,641
Proceeds from term note	-	2,120,102
Proceeds from the exercise of options	28,693	-
Repayment of capital lease	(682,378)	(975,527)
Restricted cash	318,111	169,670
Repayment of convertible notes	-	(316,803)
Repayment of term loans	(1,064,045)	-
Net cash provided by (used in) financing activities	(1,394,796)	887,525
Effect of foreign exchange rate changes on cash	(50,044)	(97,291)
Net change in cash and cash equivalents	(1,559,841)	3,027,487
Cash and cash equivalents, beginning of year	3,560,181	532,694
Cash and cash equivalents, end of year	$1,960,340	$3,560,181
Supplemental Cash Flow Information
Cash paid for the interest	$2,060,020	$2,536,082
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrant	$895,043	$1,913,571
Repayment of convertible notes and revolving credit facilities through the proceeds of refinancing	$-	$7,099,786
Capital assets purchase through capital leases	$2,225,471	$1,617,175

(a)  In January 2006, the Company entered into a series of agreements with Laurus whereby Cancable Inc. issued to Laurus a secured term note in the amount of $6,865,000. The proceeds of the term note were used to pay off certain debts of Cancable Inc. to its previous stockholders, Covington and BMO, in the amount of $6,013,500 and professional fees in the amount of $650,600. Cancable Inc. has received cash $201,000 from this transaction. Part of the professional fees in the amount of $455,400 were recorded as deferred financing costs.

(b)  In February 2006, the Company entered into a series of agreements with Laurus for the refinancing transaction whereby the Company issued Laurus a secured term note in the amount of $8,250,000. The proceeds of the term note were used to pay off outstanding revolving credit facilities and convertible term notes in the amount of $7,099,800, prepayment penalties in the amount of $539,300 and professional fees in the amount of $117,600. The professional fees were recorded as deferred charges. The Company has received cash $493,200 from this transaction.

(c)  During the refinancing transaction mentioned above, the Company also issued a secured term note in the amount of $2,000,000. $500,000 was restricted cash which the Company has used it for the repayment of principal and interest of this term note. After the payment of professional fees in the amount of $148,000, the Company has received cash $1,425,902 from this transaction. The professional fees were recorded as deferred charges.

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2007 and 2006

1.	Summary of Accounting Policies

Basis of presentation

The accompanying financial statements as at and for the years ended December 31, 2007 and 2006 have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2007 and statement of operations and cash flows for the year end December 31, 2007 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). The consolidated balance sheets as at December 31, 2006 and statement of operations and cash flows for the year end December 31, 2006 include the accounts of CVAS, AC Acquisition, AC Technical, Cancable Holding, Cancable, Inc., Iview Holding and Iview DSI. All material inter-company accounts, transactions and profits have been eliminated.

Reclassifications

Certain amounts from the December 31, 2006 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $581,606 for the year ended December 31, 2007 and have an accumulated deficit of $12,445,468 at December 31, 2007.

We have outstanding term loans aggregating $15,805,777, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of December 31, 2007, there were 6,570,096 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus.

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

The Company’s cash and cash equivalents were $1,960,340 and $3,560,181 as at December 31, 2007 and 2006.

The Company has deposits at two financial institutions in the amount of $1,034,700 amd $1,022,800 as at December 31, 2007 and 2006.

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

Advertising cost

Advertising cost are expensed as incurred. Total advertising cost was approximately $46,000 and $42,000 for the year ended December 31, 2007 and 2006.

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

Customer Relationships and Trade Name

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of Cancable and XL Digital are recorded at cost less accumulated amortization. Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years. The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed. Management determined there was no impairment at December 31, 2006 and 2007. Amortization charged to operations aggregated $637,539 in 2007 and $600,000 in 2006.

Long-Lived Assets

The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value. Management determined there was no impairment at December 31, 2006 and 2007.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. Management determined there was no impairment at December 31, 2006 and 2007.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining of financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Issuance of Equity Instruments for Services

In December 2004, the FASB issued SFAS 123 (revised 2004) “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement were effective for the Company beginning with its fiscal year ending December 31, 2006. Stock-based awards to non-employees are accounted for in accordance with the provisions of the FASB issued SFAS 123 (revised 2004) “Share-Based Payment” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.

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

Earning (loss) per share

The Company applies SFAS No. 128, “Earnings Per Share”. Basic earning (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments.

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

SFAS 158 - ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R)’

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 160 on its consolidated financial statements.

2.	Acquisitions

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

In October 2007, the Company entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. The total consideration to be paid by Cancable XL for the shares of XL Digital will be an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration will be paid in notes, warrants to acquire stock of the Company and cash, with the total balance due on January 5, 2009. A portion of the purchase price will be paid in January, 2008 in the amount of $303,030 which was classified as other note payable. The balance was paid subsequent to the year ended December 31, 2007. In 2009, the remaining purchasing price will be payable in cash not less than $200,000 and/or issuance of additional penny warrants with a nominal purchase price to acquire stock in the capital of the Company..

The Transaction described above relating to the acquisition of XL Digital was accounted for as a business combination in accordance with SFAS No. 141. A summary of the Transaction is presented below:

Fair value of net tangible assets acquired

Common stock issued		$-
Cash		606,060
Transaction costs		17,171
Equity purchase price		623,231
Assumed debt and capital lease obligations		486,041
Equity purchase price		1,109,272
Fair value of net tangible assets
Accounts receivable		$947,666
Inventory and supplies		105,089
Prepaid expenses		60,438
Property and equipment		636,855
Aggregate tangible assets		1,750,048
Accounts payable and accrued liabilities		(1,576,247)
Other liabilities		(29,858)
		143,943
Intangible assets		757,576
Goodwill	$	$ 207,753

The unaudited results of operations of XL Digital have been included in the results of operations of the Company for the period from October 1, 2007 to December 31, 2007, had the acquisition of XL Digital taken place on January 1, 2007, the consolidated unaudited results of operations would have been as follows:

Revenue	$42,457,900
Net loss	$(898,127)
Net loss per share	$(0.03)

XL Digital was incorporated in 2007 and no proforma information for 2006 will be provided.

3.	Prepaid Expenses

The balance consists of the following:

	2007	2006
Prepaid insurance	$55,469	$149,949
Prepaid rent	45,468	38,160
Prepaid leases	21,976	20,554
Others	148,017	28,625
	$270,930	$237,288

4.	Related Party Transactions

Balances due from related parties are as follows:

	2007	2006
Balance due from a company controlled by the president, non-interest bearing and due on demand	$2,581	$2,203
Balances due to related parties are as follows:
Advances from the Chief Executive Officer (CEO) of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	$68,773	$58,693
Subordinated loan - advances from the CEO and is secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest was $Nil.
	65,521	55,919
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	8,143	2,501
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus	98,909	84,413
	241,346	201,526
Less current portion	8,143	2,501
	$233,203	$199,025
Note payable to related parties are as follows:
Note payable to the Malar Trust (the CEO is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $48,674 (2006: $48,091)	$1,500,000	$1,500,000

During the year, $166,495 (2006 - $202,500) in consulting fees were paid to Companies controlled by the CEO. In addition, $149,921 (2006 - $188,700) in consulting fees was paid to the Company controlled by the president’s spouse.

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

5.	Property and Equipment

		2007		2006
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Land	$100,258	-	$85,565	-
Industrial condominium	864,640	172,690	737,926	122,775
Leasehold improvement	336,896	93,051	98,980	14,426
Office equipment	416,724	197,445	264,307	88,157
Office equipment under capital leases	49,804	34,586	42,505	15,349
Furniture and fixtures	277,114	128,071	112,057	80,682
Furniture and fixtures under capital leases	22,538	22,538	19,235	19,235
Computer hardware and software	1,040,574	716,126	775,332	493,260
Computer hardware and software under capital leases	102,610	102,610	106,049	84,242
Vehicles	667,091	460,511	134,554	111,914
Vehicles under capital leases	5,821,390	1,773,654	2,643,889	432,914
Tools & Equipment	1,054,817	701,160	711,729	444,629

	$10,754,456	4,402,442	$5,732,138	1,907,583
Net book value		$6,352,014		$3,824,555

6.	Intangible Assets

			2007	2006
	Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	$1,676,768	$433,838	$1,242,930	$800,000
Trade name	$1,280,808	$806,735	$474,073	$800,000
	2,957,576	$1,240,573	$1,717,003	$1,600,000

For the year ended December 31, 2007, the amortization of intangible assets was $637,539 (2006 - $600,000). The amortization for the next five years are as follows:

Year	Amount
2008	$762,290
2009	362,390
2010	355,556
2011	135,354
2012	101,413
$1,717,003

7.	Deferred Financing Costs, Net

Deferred financing costs are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. The balance carried forwarded from December 31, 2005 was written off in the amount of $600,479 as the entire revolving notes and convertible notes issued on September 30, 2004 were repaid. For the year ended December 31, 2007, the amortization of deferred financing cost was approximately $182,430 (2006 - $186,261).

	2007	2006
Cost	$953,295	$829,944
Accumulated amortization	401,548	182,402
	$551,747	$647,542

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2008	$172,470
2009	138,792
2010	132,639
2011	107,846
$551,747

8.	Term Notes

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009. $4,950,000 is payable on the maturity date. The Company has issued warrants to purchase up to 1,080,000 shares of common stock of the Company at a price from $0.90 to $2.73 per share to defer the principal repayment from March 1, 2007 to December 1, 2007.

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

Interest on the term note for the year ended December 31, 2007 was $1,645,138 (2006: $1,683,900).

	2007	2006
	Amount	Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2010	$5,639,110	$6,619,822
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2009	8,250,000	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	1,916,667	2,000,000
	15,805,777	16,869,822
Less: current portion	2,240,356	2,439,046
	$13,565,421	$14,430,776

The principal payments for the next five years are as follows:

Amount
2008	$2,240,356
2009	6,700,000
2010	100,000
2011	6,765,421
$15,805,777

9.	Net Financing Expenses

	2007	2006
Capital leases	$364,408	$254,005
Interest of credit facility	1,645,138	1,683,900
Interest on deferred principal repayment of term note	895,043	-
Amortization of interest on debt instruments	-	168,171
Interest and penalties on prepayment of convertible notes - cash	-	539,319
Interest and penalties on prepayment of convertible notes - 2,411,003 warrants	-	1,913,571
Others	50,474	58,859
	$2,955,063	$4,617,825

10.	Obligation Under Capital Leases

	2007	2006
Obligation under capital lease - 10.9%, due January 2009,
repayable $451 principal and interest monthly, secured by
certain office equipment	$4,223	$7,023

Obligation under capital lease - 8.2%, due May 2009,
repayable $500 principal and interest monthly, secured by
11 vehicles	159,862	180,096

Obligation under capital lease - 8.4%, due May 2009,
repayable $497 principal and interest monthly, secured by
10 vehicles	144,531	162,630

Obligation under capital lease - 8.2%, due May 2009,
repayable $487 principal and interest monthly, secured by
14 vehicles	205,584	228,983

Obligation under capital lease - 8.3%, due May 2009,
repayable $487 principal and interest monthly, secured by
22 vehicles	331,543	366,412

Obligation under capital lease - 8.2%, due May 2009,
repayable $487 principal and interest monthly, secured by
5 vehicles	77,295	84,872

Obligation under capital lease - 14.9%, due March 2010,
repayable $365 principal and interest monthly, secured by
25 vehicles	215,771	-

Obligation under capital lease - 19.3%, due March 2010,
repayable $289 principal and interest monthly, secured by
5 vehicles	30,345	-

Obligation under capital lease - 10.9%, due June 2010,
repayable $572 principal and interest monthly, secured by
7 vehicles	133,885	141,903

Obligation under capital lease - 10.9%, due July 2010,
repayable $572 principal and interest monthly, secured by
7 vehicles	390,644	411,549

Obligation under capital lease - 12.4%, due August 2010,
repayable $374 principal and interest monthly, secured by
5 vehicles	51,217	-

Obligation under capital lease - 13.4%, due August 2010,
repayable $374 principal and interest monthly, secured by
4 vehicles	40,498	-

Obligation under capital lease - 13.31%, due August 2010,
repayable $374 principal and interest monthly, secured by
6 vehicles	60,818	-

Obligation under capital lease - 10.9%, due August 2010,
repayable $572 principal and interest monthly, secured by
6 vehicles	119,593	125,295

Obligation under capital lease - 10.9%, due September 2010,
repayable $578 principal and interest monthly, secured by
7 vehicles	143,413	149,471

Obligation under capital lease - 8.9%, due November 2010,
repayable $564 principal and interest monthly, secured by
5 vehicles	107,642	111,969

Obligation under capital lease - 8.9%, due December 2010,
repayable $576 principal and interest monthly, secured by
7 vehicles	156,263	161,960

Obligation under capital lease - 19.3%, due February 2011,
repayable $586 principal and interest monthly, secured by
6 vehicles	141,194	-

Obligation under capital lease - 10.7%, due March 2011,
repayable $512 principal and interest monthly, secured by
20 vehicles	338,726	-

Obligation under capital lease - 10.9%, due March 2011,
repayable $486 principal and interest monthly, secured by 20 vehicles	321,352	-

Obligation under capital lease - 9.3%, due January 2011,
repayable $576 principal and interest monthly, secured by
4 vehicles	90,291	92,964

Obligation under capital lease - 7.5%, due April 2011,
repayable $544 principal and interest monthly, secured by
22 vehicles	524,040	-

Obligation under capital lease - 16.3%, due April 2011,
repayable $610 principal and interest monthly, secured by
certain office equipment	19,223	19,813

Obligation under capital lease - 16.2%, due April 2011,
repayable $471 principal and interest monthly, secured by
certain office equipment	12,618	14,136

Obligation under capital lease - 6.5%, due April 2011,
repayable $551 principal and interest monthly, secured by
10 vehicles	232,897	-

Obligation under capital lease - 8.5%, due June 2011,
repayable $482 principal and interest monthly, secured by
1 vehicle	19,979	-

Obligation under capital lease - 14%, due September 2011,
repayable $393 principal and interest monthly, secured by
22 vehicles	306,022	-

Obligation under capital lease - 11.7%, due May 2007,
repayable $581 principal and interest monthly, secured by
certain computer equipments	-	4,419

Obligation under capital lease - 10.9%, due July 2007,
repayable $623 principal and interest monthly, secured by
certain computer equipments	-	5,266

Obligation under capital lease - 13.3%, due May 2007,
repayable $347 principal and interest monthly, secured by
certain computer equipments	-	2,835

Obligation under capital lease - 11.0%, due June 2007,
repayable $863 principal and interest monthly, secured by
certain computer equipments	-	6,628

Obligation under capital lease - 17.0%, due June 2007,
repayable $1,305 principal and interest monthly, secured by
certain computer equipments	-	9,206

Obligation under capital lease - 300%, due August 2007,
repayable $414 principal and interest monthly, secured by
82 vehicles	-	212,310
	4,379,469	2,499,740
Less amount due within one year included in current liabilities	1,195,366	710,375
	$3,184,103	$1,789,365

The future minimum lease payments are as follows:

2008	$1,564,065
2009	1,837,890
2010	1,250,708
2011	451,085
5,103,748
Less imputed interest	724,279
$4,379,469

Interest expense for the year related to capital assets was $364,408 (2006 - $254,005).

11.	Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2007	2006
U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-
Reconciliation to statutory rates is as follows:
	2007	2006
Income (loss) before income taxes
Income (loss) from U.S. sales	$(3,240,620)	$(6,266,742)
Income (loss) from Canadian sales	2,659,014	724,850
	(581,606)	(5,541,892)
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	36.12%	36.12%

The Company has unutilized taxable losses in the United States available for carry forward to reduce income taxes of approximately $8,051,800 otherwise payable in future years. In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce income taxes of approximately $1,687,300 otherwise payable in future years.

	2007		2006
Expected income tax expense (recovery)	$(469,136)	(59.5)%	$(2,239,995)	(41.6)%
Increase (decrease) in taxes resulting from:
Valuation allowances	1,357,946	172.3%	1,719,492	32.0%
Permanent differences	274,089	34.7%	847,058	15.7%
Small business and other
tax rate reductions	(1,162,899)	(147.5%)	(249,775)	(4.7%)
Other	-	-	(76,780)	(1.4%)
Income tax expenses (recovery)	$-	-	$-	-
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below:

	2007	2006
Assets
Tax benefits on losses carried forward under U.S. tax rate	5,015,000	3,660,545
Tax benefits on losses carried forward under Canadian tax rate	226,800	1,600,876
Accounting depreciation in excess of tax depreciation	37,547	32,746
Other	919	785
	5,280,266	5,294,952
Less: valuation allowance	(5,241,800)	(5,261,421)
	38,466	33,531
Less: current portion	(919)	(785)
	$37,547	$32,746
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$-
Other	26,777	23,555
	26,777	23,555
Less: current portion	(26,777)	(23,555)
	$-	$-

Net deferred income taxes

	2007	2006
Current
Assets	$919	$785
Liabilities	(26,777)	(23,555)
	$(25,858)	$(22,770)
Long-term
Assets	$37,547	$32,746
Liabilities	-	-
	$37,547	$32,746
	$11,689	$9,976

12.	Warranty

As part of the installation, the Company has provided its customers with warranties. The warranties generally extend ninety days labor and one year on equipment from the date of project completion.

	2007	2006
Balance, beginning of year	$34,482	$34,482
Expenses incurred	(20,000)	(10,000)
Provision made	25,922	10,000
Balance, end of year	$40,404	$34,482

13.	Shareholders’ (Deficit)

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

During the period ended March 31, 2007, the Company entered into one consulting agreements by issuing 16,666 shares in consideration for investor relations services rendered with the fair value of $6,999. Additionally, the Company issued 258,500 shares with the fair value of $253,330 to the executive officers of Cancable Inc., a subsidiary of the Company. Included in the balance, $138,929 was recorded in 2006 financial statements as General and Administrative expenses.

During the period ended June 30, 2007, the Company entered into a consulting agreement and issued 90,000 shares in consideration for investor relations services rendered with the fair value of $171,300. Additionally, the Company issued 29,280 shares to Laurus for the exercise of the warrants issued on February 13, 2006 for cash aggregating $293.

During the period ended September 30, 2007, the Company entered into a consulting agreement by issuing 93,850 shares in consideration for investor relations and consulting services rendered with the fair value of $239,148. Included in the balance, $9,648 was recorded in 2006 General and Administrative expenses. Additionally, the Company issued 625,469 shares to Laurus for the exercise of the options and warrants and 4,000 shares to the employees for the exercise of the employee stock options for cash aggregating $8,240.

During the period ended December 31, 2007, the Company entered into a consulting agreement and issued 90,000 shares in consideration for investor relations and consulting services rendered with the fair value of $218,700. Additionally, the Company issued 1,500 shares to a previous employee with the fair value of $3,150 and 32,000 shares to the employees for the exercise of the employee stock options for cash aggregating $20,160.

Options

On June 30, 2006, the Company granted 2,317,000 options to purchase a maximum of 2,317,000 shares of common stock to employees. The options allow the holders to buy the Company’s common stock at a price of $0.63 per share and expire on June 30, 2011. During the year 2007, the Company granted 1,226,000 options to purchase common stock to employees. These options allow the holders to buy the Company’s common stock at a price between $0.90 to $2.59 which will be expire in 2012 .

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

At December 31, 2007 options to purchase 3,222,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of December 31, 2007, there was $1,350,473 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. 473,500 options were vested as of December 31, 2007. The cost recognized for the year end December 31, 2007 was $176,123 (2006:$63,560) which was recorded as general and administration expenses.

In valuing the options issued, the following assumptions were used

	2007	2006
Expected volatility	45%	45%
Expected dividends	0%	0%
Expected term (in years)	3.0 - 4.5	3.0 - 4.5
Risk-free rate	4.25% - 5.13%	5.10% - 5.13%

A summary of option activity under the Plan during the period ended December 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at January 1, 2006	-	-	-	-
Granted	2,317,000	$0.63	-
Exercised	-	-	-	-

Outstanding at December 31, 2006	2,317,000	$0.63	5.0	-
Granted	1,226,000	$2.32
Exercised	36,000	$0.63	-	-
Forfeited or expired	285,000	$0.63
Outstanding at December 31, 2007	3,222,000	$1.22	4.0	$0.67

Exercisable at December 31, 2007	473,500	0.63	-	-

Warrants

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the year ended December 31, 2007, in connection with financing arrangements, the Company issued warrants to purchase 1,080,000 shares of common stock. The fair value of the warrants of $895,044 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 3.25% to 4.93%, expected dividend yield of 0%, volatility of 45%, share price of $0.90 to $2.73 and expected life of 4 years.

As of December 31, 2007, we had the following options and warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
01-05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2012	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2012	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2012	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2011	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2011	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
		7,309,596

14.	Major Customers

During the year ended December 31, 2007 and 2006, the Company derived 61.0% and 61.4%of its revenue from a single customer. The accounts receivable from this customers comprises 33% (2006: 19%) of the total trade receivable balance as at December 31, 2007 and 2006.

15.	Segment Information

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

Cancable

Cancable Inc. (“Cancable”) and its wholly owned subsidiary XL Digital Servcies, Inc. is a Canadian based entity in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

AC Technical

A.C. Technical Systems Ltd. (“AC Technical”), a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems.

Iview DVSI

Iview Digital Solutions Inc. (“Iview DVSI”), a corporation incorporated under the laws of the Province of Ontario, is a newly formed subsidiary incorporated in late 2005 to focus on providing video surveillance products and technologies to the market.

The following table presents financial information with respect to the segments that management uses to make decisions. We acquired Cancable as of January 1, 2006 and its results are included from that date.

	December 31, 2007	December 31, 2006
SALES:
Cancable	$31,234,729	$23,779,440
AC Technical	7,531,322	6,492,163
XL Digital	1,081,705	-
Iview	139,208	157,594
Creative Vistas, Inc.	4,104	27,700
Consolidated Total	$39,991,068	$30,456,897
DEPRECIATION AND AMORTIZATION:
Cancable	$1,697,136	$939,054
AC Technical	43,472	43,613
XL Digital	42,521	-
Consolidated Total	$1,783,129	$982,667
INTEREST EXPENSES:
Cancable	$959,272	930,872
AC Technical	1,800	10,768
XL Digital	14,351	-
Iview	196,298	179,568
AC Acquisition	48,674	48,091
Creative Vistas, Inc.	1,734,668	3,448,526
Consolidated Total	$2,955,063	4,617,825
NET INCOME (LOSS):
Cancable	$2,841,697	$896,633
AC Technical	333,607	(150,509)
Iview	(117,629)	(200,100)
XL Digital	(299,157)	-
AC Acquisition	(48,674)	(48,091)
2141306 Ontario Inc.	(41,492)	-
Corporate (1)	(3,249,958)	(6,039,825)
Consolidated Total	$(581,606)	$(5,541,892)
TOTAL ASSETS
Cancable	$11,911,673	$7,880,618
AC Technical	4,103,026	3,719,040
Iview	1,404,822	1,697,555
AC Acquisition	-	-
XL Digital	465,335	-
2141306 Ontario Inc.	29,851	-
Creative Vistas, Inc.	3,937,473	4,972,712
Consolidated Total	$21,852,180	$18,269,925
CAPITAL ASSETS
Cancable	$4,798,916	$3,058,227
AC Technical	855,214	766,328
XL Digital	689,301	-
2141306 Ontario Inc.	8,583	-
CONSOLIDATED TOTAL	$6,352,014	$3,824,555
Capital Expenditures
Cancable	$3,069,145	$2,215,878
AC Technical	4,237	-
Iview	-	-
AC Acquisition	-	-
Consolidated Total	$3,073,382	$2,215,878

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2007	December 31, 2006
Contract	$6,083,768	$5,352,841
Service	33,860,869	25,061,831
Others	46,431	42,225
Total sales to external customers	$39,991,068	$30,456,897

All revenue generated by the Company was in Canada.

16.	Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse. In addition, the Company has also entered into an operating lease for its premises, vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:

	Total	2008	2009	2010	2011	2012
Operating leases	$1,065,100	$409,500	$316,600	$206,900	$89,400	$42,700
Commitments related to consulting agreements	1,541,500	737,600	803,900	-	-	-

	$2,606,600	$1,147,100	$1,120,500	$206,900	$89,400	$42,700

Rental for 2007 and 2006 was approximately $203,000 and $252,000.

17.	Subsequent Events

Subsequent to year end, the Company issued 324,000 warrants to Laurus to defer the monthly principal repayment from January to March 2008.

On January 22, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Erato Corporation (“Erato”) pursuant to which the Company purchased and acquired from Erato 2,674,407 shares of common stock, par value $0.0001 per share (the “Shares”), of 180 Connect Inc., a Delaware corporation, for an aggregate purchase price of $6,017,416 paid by the Company by delivery to Erato of (i) no less than 2,195,720 duly and validly issued shares of common stock of the Registrant and (ii) a common stock purchase warrant, exercisable into up to 812,988 shares of common stock of the Registrant at an exercise price of $0.01 per share.

On January 22, 2008 the Company entered into a letter agreement with Erato for Erato to provide up to Twelve Million Dollars ($12,000,000) in financing to the Company on such terms and conditions as the Registrant and Erato shall mutually agree (the “Bridge Financing”). All proceeds from the Bridge Financing may only be used by the Company for the purpose of financing a third party. The Company does not currently have an agreement to provide financing to such third party. Erato is currently an investor in such third party and, through its parent, Laurus Master Fund Ltd., a current investor in the Company. In consideration of the letter agreement, the Company issued to Erato a warrant to purchase up to 1,738,365 shares of common stock of the Company at an exercise price of $0.01 per share.

On January 30, 2008, the Company entered into a Warrant Purchase Agreement with Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. (collectively, the “Sellers”) pursuant to which the Registrant purchased and acquired from the Sellers, warrants to purchase 450,000 shares of common stock at an exercise price of $0.01 per share of 180 Connect Inc., a Delaware corporation (the “180 Connect Warrants”).

Also on January 30, 2008, the Company entered into a non-binding letter of intent with Valens U.S. Fund, LLC (the “Letter Agreement”) in which Valens U.S. Fund, LLC confirmed its current intention to provide up to $4,000,000 in financing to a subsidiary of the Registrant. The Letter Agreement is only an expression of the present intentions of the parties and no binding legal obligation will exist until the parties sign a definitive agreement.

The aggregate purchase price paid by the Company in exchange for the 180 Connect Warrants and the Letter Agreement was $1,597,500 paid by the Company by delivery to the Sellers of common stock purchase warrants, exercisable in the aggregate into up to 798,750 shares of common stock of the Registrant at an exercise price of $0.01 per share. The purchase price was allocated by the Company as follows: (a) $1,012,500 or $2.25 per share was paid by the Company for the 180 Connect Warrants by delivery to the Sellers of warrants to purchase 506,250 shares of common stock of the Company at an exercise price of $0.01 per share and (b) the Company paid to the Sellers for the Letter Agreement warrants to purchase 292,500 shares of common stock of the Company.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of December 31, 2007, the end of the period covered by this annual report on Form 10K-SB, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework management has determined that our internal control over financial reporting is effective

Changes in Internal Control Over Financial Reporting  There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	33	Chairman, Chief Executive Officer and Director
Dominic Burns	48	President and Director
Heung Hung Lee	39	Chief Financial Officer and Secretary

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

Item 11.	Executive Compensation

The following summary compensation table set forth all compensation paid by us during the three years ended December 31, 2007 for services rendered in all capacities by the Chief Executive Officer of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)		Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam - Chairman and Chief Executive Officer	2007	166,495	[1]	-	-
	2006	202,500[1]	[1]	-	-
	2005	250,000	[1]	-	-
Dominic Burns - President	2007	149,921	[2]	-	-
	2006	188,700	[2]	-	-
	2005	126,000	[2]	-	-

[1] Balance was payable to Nationwide Solutions Inc. for consulting fees.

[2]Blance was payable to 1608913 Ontario Inc. for consulting fees.

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

We have a standard employment contract with our employee that is reviewed on an annual basis. Of the persons who currently are parties to this employment agreement, only Ms. Lee currently falls under the category of executive staff. There are no employment contracts with the CEO and the President. In each standard employment contract, we have included the terms of employment, remuneration, fringe benefits, vacation, confidentiality, non-solicitation and termination of employment.

We have a stock option plan which was adopted during the second quarter of 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2007 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group. As of December 31, 2007, Laurus Master Fund, Ltd. beneficially owned 1,399,449 shares of our Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock. We and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived. Absent this limitation, Laurus would beneficially additionally own 6,699,251 shares of our common stock, which is comprised of 129,155 shares under the option and 6,570,096 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam Toronto, Ontario	21,410,986	62.1%
Dominic Burns Hampton, Ontario	7,036,607	20.4%
Heung Hung Lee Markham, Ontario	50,000	0.1%
All officers and directors as a group (3 persons)	28,497,593	82.5%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of December 31, 2007:

Plan Category	Nam of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Oustanding Options	Number of Securities Remaining Available for Future Issuance under Stock Option Plan
Option Plans approved by our Shareholders	Stock Option Plan	4,000,000	$0.63 to 2.73	778,000
Total		4,000,000	$0.63 to 2.73	778,000

Share Option and Other Compensation Plans

Stock Option Plan

Our Stock Option plan (“the Plan”) was adopted by our Board and approved by our shareholders in June 30, 2006. Our Stock option Plan provides for the grant of options to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company.

Share Reserve.   A total of 4,000,000 shares of common stock, no par value, of the Company (the “Stock”) are authorized for issuance under the Stock Option plan as of December 31, 2007. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares, or previously issued shares held in the treasury of the Company, or both. Shares of Stock covered by options which have terminated or expired prior to exercise shall be available for further options hereunder. The maximum aggregate number of shares of Stock that may be issued under the Plan under “incentive stock options” is 3,500,000 shares.

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

Item 13.	Certain Relationships and Related Transactions

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition. $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus. As at December 31, 2004, the aggregate outstanding payables to The Burns Trust and the Navaratnam Trust were $1,500,000 in the form of 3% promissory notes with no fixed repayment date and these notes are payable upon demand. However, pursuant to the Laurus financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (our president is one of the beneficiaries of the trust) and the Navaratnam Trust (our CEO is one of the beneficiaries of the trust), respectively. Interest expense for both of these notes payable recognized for the year was $45,000 (2004:$11,250). During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s CEO is the shareholder of Malar Trust Inc.). See Note 4 of the Financial Statements for the year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for professional services rendered to us for the years ended December 31, 2007 and 2006 by our principal accounting firms, Stark Winter Schenkein & Co., LLP and BDO Dunwoody LLP:

	2007	2006
Audit Fees (a)	$120,000	$100,000
Audit Related Fees (b)	-	20,000
Tax Fees (c)	23,000	5,000
All Other Fees (d)	-	-
Total	$143,000	$125,000

(a)
Audit Fees. Fees for audit services billed in 2007 and 2006 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. All fees were payable to Stark Winter Schenkein & Co., LLP for both fiscal years.

(b)
Audit-Related Fees. Fees for audit-related services billed in 2006 in preparation of Form 8-K and Form S-8 which were paid to Stark Winter Schenkein & Co., LLP $5,000 and BDO Dunwoody, LLP was approximately $15,000. There are no other material audit-related fees in 2007.

(c)
Tax Fees. Fees for tax services billed in 2007 and 2006 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns. We have additionally sought consultation and advice related to various taxes compliance planning projects. Approximately $23,000 in tax fees were payable to MDS LLP. The tax fees for 2006 was payable to Paul Chan & Associate.

(d)	All Other Fees. No material other fees were billed in 2006 and 2005.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. We do not have a formal pre-approval policy.

All the fees for 2007 and 2006 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

Item 15.	Exhibits

3.1*	Articles of Incorporation, as amended to date, incorporated by reference to the Registrant’s Form 8-K/A filed February 2, 2005

3.2*	By-laws of the Registrant incorporated by reference to the Registrant’s Form 10-SB filed May 10, 2000

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

10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006

10.2*	Rogers Cable Commmunications Inc. and Canacble Inc. for the provision of installation activities and service activities.

10.3*	Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 812,988 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.

10.4*	Stock Purchase Agreement, dated January 22, 2008, between Creative Vistas, Inc. and Erato Corporation. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.

10.5*
Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 1,738,365 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.

10.6+	Letter Agreement dated January 22. 2008 between Creative Vistas, Inc. and Erato Corporation.

10.7*
Warrant Purchase Agreement, dated January 30, 2008 between Creative Vistas, Inc., Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.8*
Amended and Restated Common Stock Purchase Warrant dated July 2, 2007 issued to Laurus Master Fund, Ltd. by 180 Connect Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.9*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 2,350 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.10*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC for the Right to Purchase 214,033 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.11*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV I, Ltd. for the Right to Purchase 582,367 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.12+	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC

21.1+	List of all subsidiaries

31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Sayan Navaratnam
Sayan Navaratnam
Chief Executive Officer