Form 10-Q
period 2008-03-31
CREATIVE VISTAS INC
filed 2008-05-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 15, 2008, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,214,757.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$1,215,806	$1,960,340
Accounts receivable, net of allowance for doubtful accounts of $203,742 and $405,432	5,419,744	6,187,551
Income tax recoverable	253,921	448,126
Inventory and supplies	870,124	1,043,815
Prepaid expenses	705,389	270,930
Due from related parties	2,481	2,581
Total current assets	8,467,465	9,913,343
Property plant and equipment, net of depreciation	7,052,809	6,352,014
Deposits	284,000	125,498
Goodwill	3,093,530	3,101,598
Intangible assets	1,500,162	1,717,003
Other investments - available for sale securities	3,588,567	-
Restricted cash	-	53,430
Deferred financing costs, net	488,631	551,747
Deferred income taxes	37,093	37,547
	$24,512,257	$21,852,180
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank Indebtedness	$1,018,226	$-
Accounts payable and accrued liabilities	6,326,582	6,074,212
Current portion of obligation under capital leases	1,316,545	1,195,366
Deferred income	124,344	91,900
Deferred income taxes	25,858	25,858
Current portion of term notes	1,995,178	2,240,356
Current portion of other payable	194,175	303,030
Due to related parties	7,453	8,143
Total current liabilities	11,008,361	9,938,865
Term notes	13,540,421	13,565,421
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease	3,437,283	3,184,103
Other payables	97,087	303,030
Due to related parties	224,145	233,203
	29,807,297	28,724,622
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 36,914,757 and 34,494,623 issued and outstanding
Common stock	5,863,020	1,439,307
Deferred compensation	(354,559)	-
Additional paid-in capital	11,530,572	4,958,871
Accumulated (deficit)	(18,831,310)	(12,445,468)
Accumulated other comprehensive losses
Foreign Currency Translation Adjustment	(644,481)	(825,152)
Unrealized loss on available for sale securities	(2,858,282)	-
	(5,295,040)	(6,872,442)
	$24,512,257	$21,852,180
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Contract and service revenue
Contract	$1,479,319	$1,327,247
Service	9,291,977	6,453,929
Others	10,059	12,444
	10,781,355	7,793,620
Cost of sales
Contract	900,707	921,996
Service	7,407,221	4,609,700
	8,307,928	5,531,696
Gross margin	2,473,427	2,261,924
Operating expense
Project	326,055	281,666
Selling	218,597	175,844
General and administrative	3,582,254	1,750,956
	4,126,906	2,208,466
Income (loss) from operations	(1,653,479)	53,458
Interest and other expenses
Net financing expenses	4,432,917	559,198
Amortization of deferred charges	44,215	45,276
Foreign currency translation gain (loss)	255,234	(18,918)
	4,732,366	585,556
(Loss) before income taxes	(6,385,845)	(532,098)
Income taxes	-	-
Net (loss)	(6,385,845)	(532,098)
Other comprehensive income (loss):
Unrealized loss - available for sale securities	(2,858,282)	-
Foreign currency translation adjustment	180,671	(44,688)
Comprehensive (loss)	$(9,063,456)	$(576,786)
Basic weighted-average shares	36,248,724	33,382,608
Diluted weighted-average shares	36,248,724	33,382,608
Basic (loss) per share	$(0.18)	$(0.02)
Diluted (loss) per share	$(0.18)	$(0.02)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2008	2007

Operating activities
Net cash (used in) operating activities	$(399,791)	$	(714,207)
Investing activities
Payment for acquisition	(300,000)		-
Proceeds of sales of property and equipment	24,830		105,051
Purchase of property and equipment	(586,028)		(110,832)
Net cash (used in) investing activities	(861,198)		(5,781)
Financing activities
Proceeds from bank indebtedness	1,043,223		-
Repayment from notes payable	-		(28,564)
Due to related parties	(385)		86
Repayment of capital leases	(362,429)		(266,710)
Issuance of common shares	1,260		145,924
Restricted cash	52,894		61,620
Repayment of term notes	(270,178)		(306,686)
Net cash provided by (used in) financing activities	464,385		(394,330)
Effect of foreign exchange rate changes in cash	52,070		(28,879)
Net change in cash and cash equivalents	(744,534)		(1,143,197)
Cash and cash equivalents, beginning of period	1,960,340		3,560,181
Cash and cash equivalents, end of period	$1,215,806		$2,416,984

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2008 (Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2008, and the consolidated condensed statements of operations and cash flows for the periods ended March 31, 2007 and 2008, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., , Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2008 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the March 31, 2007, financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $6,385,845 for the three months ended March 31, 2008 and have an accumulated deficit of $18,831,310 at March 31, 2008. In addition, we have working capital and stockholder deficits of $2,540,896 and $5,295,040 at March 31, 2008.

We have outstanding term loans aggregating $15,535,599, together with common stock options and warrants, held by Laurus. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus.

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

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost and market value. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence, and excess inventory based upon assumptions about future demand and market conditions. Inventory consists principally of parts, materials and supplies

Earnings (loss) per share

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). Basic loss per share (“LPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted LPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants using the treasury stock method. An adjustment to earnings per share calculation includes reversing the changes in derivative instruments. Dilutive common share equivalents are not considered in periods when their effect is antidilutive.

2. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus Master Fund, Ltd., a Cayman Islands company. For the period ended March 31, 2008, the amortization of deferred financing cost was approximately $44,215 (2007 - $45,276).

Cost	$920,671
Accumulated amortization	(432,040)
$488,631

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2008	$123,574
2009	133,939
2010	127,501
2011	103,617
$488,631

3.  Other Investments- Available For Sale Securities

On January 22, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Erato Corporation (“Erato”) pursuant to which the Company purchased and acquired from Erato 2,674,407 shares of common stock, par value $0.0001 per share (the “Shares”), of 180 Connect Inc., a Delaware corporation, for an aggregate purchase price of $5,444,940 paid by the Company by delivery to Erato of (i) 2,195,720 duly and validly issued shares of common stock of the Company and (ii) a common stock purchase warrant, exercisable into up to 812,988 shares of common stock of the Registrant at an exercise price of $0.01 per share.

On January 30, 2008, the Company entered into a Warrant Purchase Agreement with Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. (collectively, the “Sellers”) pursuant to which the Company purchased and acquired from the Sellers, warrants to purchase 450,000 shares of common stock at an exercise price of $0.01 per share of 180 Connect Inc. The aggregate purchase price paid by the Company in exchange for the 180 Connect Warrants was $1,001,909 paid by the Company by delivery to the Sellers of common stock purchase warrants, exercisable in the aggregate into up to 506,250 shares of common stock of the Company at an exercise price of $0.01 per share.

The above investment was recorded as fair value as at March 31, 2008, of $3,588,567 and had a cost basis of $6,446,849. The unrealized loss of $2,858,282 was recorded as a component of other comprehensive losses.

4.  Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,650,485	$515,048	$1,135,437
Trade name	1,277,670	912,945	364,725
	$2,928,155	$1,427,993	$1,500,162

Amortization expense for the period ended March 31, 2008 amounted to $190,167 (2007-$150,000).

5. Bank Indebtedness

During the period ended March 31, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. The credit facility for AC Technical and Cancable was $500,000 and $1,500,000. Revolving credit loans bear interest at the bank’s domestic rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. In April 2008, an amendment was made to the credit agreement to increase the maximum facility of Cancable to $3,500,000.

As at March 31, 2008, the interest rate of the Canadian dollar amount was 6.25%. At March 31, 2008, the borrowings outstanding under this facility were $1,018,226.

6. Term Notes

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

The Company Note bears interest at the prime rate plus 2% with a minimum rate of seven percent. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009. $4,950,000 is payable on the maturity date. The Company has issued warrants to purchase up to 1,404,000 shares of common stock of the Company at a price from $0.90 to $2.73 per share to defer the principal repayment from March 1, 2007 to March 1, 2008.

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

Interest on the term note for the period ended March 31, 2008 was $318,968 (2007: $425,186).

Amount
Cancable term note bears interest at prime plus 1.75% with the minimum interest rate 7% and due on December 31, 2010	$5,393,932
Company term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2009	8,250,000
Iview term note bears interest at prime plus 2% with the minimum interest rate 7% and due on December 31, 2011	1,891,667
15,535,599
Less: current portion	1,995,178
$13,540,421

The principal payments for the next five fiscal years are as follows:

Amount
2008	$1,970,178
2009	6,700,000
2010	100,000
2011	6,765,421
$15,535,599

7. Net Financing Expenses

	Three months ended March 31,
	2008	2007
Capital leases	$103,790	$80,811
Interest of credit facility	318,968	425,186
Interest on deferred principal repayment of term note - 324,000 warrants	274,196	39,519
Warrants issued for proposed new financing	3,723,565	-
Others	12,398	13,682
	$4,432,917	$559,198

Included in net financing expenses are the fair value of $3,723,565 of 2,030,865 warrants to purchase the Company’s common stock issued in conjunction with the investment described in Note 3 for a proposed financing. There can be no assurance that any such financing will be successful.

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

Interest expense recognized for the period was $12,398 (2007 - $13,682).

9. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2008, the Company entered into a consulting agreement by issuing 222,414 common shares stock in consideration for investor relations services rendered for 2008 with the fair value of $448,200. The expense in the amount of $93,641 was recorded under general and administrative expenses. The remaining balance was recorded as deferred compensation. Additionally, the Company issued 2,000 common shares to an employee for the exercise of the employee stock options for cash aggregating $1,260.

Options

On June 30, 2006, the Company granted 2,317,000 options to purchase a maximum of 2,317,000 shares of common stock to employees. The options allow the holders to buy the Company’s common stock at a price of $0.63 per share and expire on June 30, 2011. During the year 2007, the Company granted 1,226,000 options to purchase common stock to employees. These options allow the holders to buy the Company’s common stock at a price between $0.90 to $2.59 which will expire in 2012.

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

At March 31, 2008 options to purchase 3,194,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of March 31, 2008, there was $1,249,120 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. 496,500 options were vested as of March 31, 2008. The cost recognized for the period end March 31, 2008 was $101,353 (2007:$31,765) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

	2008	2007
Expected volatility	45%	45%
Expected dividends	0%	0%
Expected term (in years)	3.0 - 4.5	3.0 - 4.5
Risk-free rate	4.25% - 5.13%	4.25% - 5.13%

A summary of option activity under the Plan during the period ended March 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2007	3,222,000	$0.63	5.0	-
Granted	64,000	$2.32
Exercised	(2,000)	$0.63
Forfeited or expired	(90,000)	$0.63
Outstanding at March 31, 2008	3,194,000	$1.22	4.0	$0.67

Exercisable at March 31, 2008	496,500	$0.63	-	-

Warrants

We use the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the period ended March 31, 2008, in connection with financing and acquisition arrangements, the Company issued warrants to purchase 3,674,103 shares of common stock. The fair value of the warrants of $6,470,357 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.18% to 4.44%, expected dividend yield of 0%, volatility of 45%, share price of $0.01 to $2.84 and expected life of 4 to 50 years.

As of March 31, 2008, we had the following options and warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
01-05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2011	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2012	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2012	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2012	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing

03-01-2007	03-01-2011	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2011	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	2,350	$0.01	$4,650	Financing
01-30-2008	01-30-2058	582,367	$0.01	$1,152,551	Financing
01-30-2008	01-30-2058	214,033	$0.01	$423,588	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
		10,983,699

10. Major Customers

During the three months ended March 31, 2008 the Company derived 60.4% (2007:57.2%) of its revenue from a single customer. The accounts receivable from this customers comprises 40.4% (2007: 39.3%) of the total trade receivable.

11. Segment Information

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

Cancable

Cancable Inc. and its wholly owned subsidiary XL Digital Services, Inc. are Canadian based entity. Cancable, Inc. is a US cased entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, the “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	March 31, 2008	March 31, 2007
Sales:
Cancable	$8,871,904	$6,136,499
AC Technical	1,846,753	1,630,708
Iview	62,698	24,529
Creative Vistas, Inc.	-	1,884
Consolidated Total	$10,781,355	$7,793,620
Depreciation and amortization:
Cancable	$490,533	$335,556
AC Technical	10,352	9,745
Consolidated Total	$500,885	$345,301
INTEREST EXPENSES:
Cancable	$214,795	244,070
AC Technical	-	1,650
Iview	35,629	50,521
AC Acquisition	12,398	12,032
Creative Vistas, Inc.	4,170,095	250,925
CONSOLIDATED TOTAL	$4,432,917	559,198
Net (Loss):
Cancable	$(1,824,129)	$183,924
AC Technical	215,362	31,767
Iview	(76,500)	(54,934)
AC Acquisition	(12,398)	(12,032)
Corporate (1)	(4,688,180)	(680,823)
Consolidated Total	$(6,385,845)	$(532,098)
TOTAL ASSETS
Cancable	$12,275,543	$8,459,876
AC Technical	3,623,690	3,784,971
Iview	1,379,437	1,538,235
AC Acquisition	-	-
Creative Vistas, Inc.	7,233,587	4,582,281
Consolidated Total	$24,512,257	$18,365,363
CAPITAL ASSETS
Cancable	$6,237,896	$3,927,159
AC Technical	814,912	763,103
Consolidated Total	$7,052,809	$4,690,262
CAPITAL EXPENDITURES
Cancable	$1,506,176	$1,417,354
AC Technical	3,048	-
Iview	-	-
AC Acquisition	-	-
CONSOLIDATED TOTAL	$1,509,224	$1,417,354

(1)    Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Marc 31, 2008	March 31, 2007
Contract	$1,479,319	$1,327,247
Service	9,291,977	6,453,929
Others	10,059	12,444
Total sales to external customers	$10,781,355	$7,793,620

Revenue generated by the Company in Canada and United States was $10,501,775 (2007:$7,793,620) and $279,580 (2007: $Nil).

Item 2.  Management's Discussion And Analysis of Financial Condition and Results of Operations
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

Results of Operations

Comparison of Three Months Period Ended March 31, 2008

to Period Ended March 31, 2007

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended March 31, 2008, to the comparable period in 2007.

Sales: Sales for the three month period ended 2008 increased 38% to $10,781,400 from $7,793,600 for the three months period ended 2007. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $8,871,900 for the three month period ended 2008 from $6,136,500 for the same period in 2007.

(a) Cancable Segment - This segment includes Cancable Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. In October 2007, we acquired XL Digital which is incorporated under the laws of Ontario and with the same principal business activity of Cancable Inc. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers Cable Inc. within two territories where the Company did not have a presence. Total revenue of this segment for the first quarter of fiscal 2008 was $8,871,900 from $6,136,500 for the same period in fiscal 2007. The increase reflects continued growth in revenue, particularly with the business from Rogers Cable Inc. We continued to allocate resources to support the growth of our business. During the first quarter of fiscal 2008, Cancable signed a multi-year contract with one of the largest cable and media companies in the United States. Under the terms of the contract, Cancable will perform installation, customer service and fulfillment for this multi-billion dollar cable and media conglomerate in Charlotte, North Carolina and surrounding communities. Total revenue generated in the United States was $280,000 for the period ended March 31, 2008. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the first quarter of fiscal 2008 was approximately $6,508,100 or 73.4% of its total Cancable revenue compared to $4,457,800 or 72.6% for the three months ended March 31, 2007. (b) AC Technical segment - Total revenue of AC Technical segment was $1,846,800 for the first quarter of fiscal year 2008 compared to $1,630,700 for the first quarter of fiscal year 2007. Contract revenue increased to $1,479,300 for the three months ended March 31, 2008 compared to $1,327,200 for the same period of fiscal 2007. This increase was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. The service revenue has increased to $420,100 for the three months ended March 31, 2008 from $317,400 for the same period of fiscal 2007. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended March 31, 2008 was $8,307,900 or 77.1% of revenues compared to $5,531,700 or 71.0% of revenues for the three months period ended March 31, 2007. The increase in cost of sales and a percentage of sales resulted principally from the increase in service revenue from $6,453,900 for the three months period ended March 31, 2007 to $9,291,980 for the three months period ended March 31, 2008. (a) Cancable segment - Cost of sales of this segment was $7,407,200 for the three months ended March 31, 2008, which is comprised principally of labor expenses $5,589,700, vehicle expenses $705,350 and material cost $539,800. The increase in cost of sales is primarily due to the revenue growth discussed above. (b) AC Technical segment - Cost of sales of this segment was $864,900. The material cost was $591,900 or 32.1% of the AC Technical revenue for the three months ended March 31, 2007 compared to $596,700 or 36.6% of revenues in the same period of fiscal 2007. The decrease in percentage of the material cost was mainly due to some contracts having less material needs. On the other hand, the labor and subcontractor cost decreased to $264,100 or 14.3% of AC Technical revenues for the three months ended March 31, 2008 and $296,900 or 18.2% of AC Technical revenues for fiscal 2007. The decrease in labor and subcontractor cost was mainly due to the increase in efficiency.

Project, Selling, General and Administrative Expenses: Project, selling, general and administrative expenses for the three months ended March 31, 2008 was $4,126,900 or 38.3% of revenues for the three months ended 2008 compared to $2,208,500 or 28.3% of revenues for the same period of fiscal 2007. The balance is mainly comprised of the following:

Project cost was $326,100 or 3.0% of revenue for the three months ended March 31, 2008, compared to $281,700 or 3.6% for the same period of fiscal year 2007. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $208,700 in the first quarter of fiscal 2008 compared to $157,800 for the same period of fiscal 2007. The increase was mainly due to the increase in headcounts. The automobile and travel expenses were approximately $65,900 for the three months ended March 31, 2008 compared to $64,600 for the same period of fiscal 2007. There was no material fluctuation of percentage in automobile and travel expenses.

Selling expense was $218,600 or 2.0% of revenues for thefirst quarter of 2008 compared to $175,800 or 2.3% of revenues for the first quarter of fiscal 2007. Selling expenses were mainly related to AC Technical segment. As at March 31, 2008, we have 5 salespersons in AC Technical segment, compared to 4 salespersons as at March 31, 2007. The balance for the three months ended March 31, 2007 is mainly comprised of salaries and commission to salespersons of $174,500 compared to $129,600 for the same period of fiscal 2007. The increase was mainly due to the increase in headcounts. The advertising and promotion and trade show expenses were $28,000 in the first quarter of fiscal 2008 compared to $35,300 for the same period of fiscal 2007 with no material fluctuation.

General and administrative expenses were $3,582,300 or 33.2% of revenues for the three month period ended March 31, 2008 compared to $1,750,900 or 22.5% for the same period of fiscal 2007. The balance for the three months ended March 31, 2008 is mainly comprised of $203,300 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $142,500 for the three month period ended March 31, 2008 compared to $57,000 for the same period last year. Total salaries and benefits to administrative staff were $1,086,300 for the first quarter of 2008 compared to $577,000 for the same period last year. Total depreciation of property plant and equipment was $500,900 for the first quarter of fiscal 2008 compared to $345,300 for the same period of last year. The increase in balance was mainly due to the increase in property, plant and equipment.

Interest and other Expenses: Interest and net other expenses for the three months ended March 31, 2008, was $4,732,400 or 44% of revenues compared to net expenses of $585,600 or 7.5% of the revenues for the same period of fiscal 2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $44,200 compared to $45,300 for the same period of fiscal 2007. Additionally, net financing expenses increased to $4,432,900 or 41.1% of revenues compared to $559,200 or 7.2% of revenues for the same period of fiscal 2007. During the three months ended March 31, 2008, the Company entered into two financing arrangements in which the Company has issued 2,030,865 warrants with a value of $3,723,600. The interest due with respect to the Company’s credit facility was $318,900 for the three months ended March 31, 2008 compared to $425,200 in the same period of 2007. The decrease in the balance was due to the decrease in outstanding payables of the term notes from $16,616,300 as at March 31, 2007 to $15,535,600 as at March 31, 2008.

Income taxes: No income tax was paid for the period ended March 31, 2008, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the three months ended March 31, 2008 was $6,385,800 compared to net loss of $532,100 for the three month period ended March 31, 2007. The Company’s operating loss was $1,653,500 for the first quarter of fiscal 2008 compared to operating income of $53,000 for the same period of fiscal 2007. The loss was primarily attributed to the financing transactions in January 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2008, we had $1,215,800 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $399,800 for the three months ended March 31, 2008. The changes in operating assets and liabilities resulted in a use of cash of $1,055,999, which included a $543,400 decrease in accounts receivable, a $187,100 decrease in inventory, a $626,600 increase in prepaid expenses, a $438,700 increase in accounts payable, a $182,100 decrease in income tax recoverable and a $37,100 increase in deferred revenue.

Comparison of the balance sheet as at March 31, 2008 to December 31, 2007

Accounts Receivable

Our accounts receivable decreased by approximately $767,800 compared to the balance as at December 31, 2007. Accounts receivable of Cancable segment were $3,400,800 as at March 31, 2008 compared to $3,989,100 as at December 31, 2007. Accounts receivable of AC Technical segment was $1,908,400 as at March 31, 2008 compared to $2,083,200 as at December 31, 2007. The decrease in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at March 31, 2008 was $870,100 compared to $1,043,800 as at December 31, 2007. The inventory of the Cancable segment as at March 31, 2008 was $173,700 compared to $363,600 as at December 31, 2007. There was no material fluctuation from the fiscal year ended December 31, 2007. The inventory of AC Technical segment as at March 31, 2008 was $382,700 compared to $638,900 as at December 31, 2007. The level of inventory was higher as we had purchased the inventory as at December 31, 2007 for jobs the Company began to work on during the first quarter of 2008.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $6,326,600 as at March 31, 2008 from $6,074,200 as at December 31, 2007. The increase was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $124,300 as at March 31, 2008 compared to $91,900 the balance as at December 31, 2007. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company’s receipt of a refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $861,200 for the three months ended March 31, 2008, compared to $5,781 used for the three months ended March 31, 2007. The balance for both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sale of property and equipment. For the three month period ended March 31, 2008, the Company has paid $300,000 for the acquisition of XL Digital.

Net Cash Provided From Financing Activities. Net cash provided by financing activities was $464,400 for the three months ended March 31, 2008 compared to net cash used of $394,300 for the three months ended March 31, 2007. Last year’s balance mainly represents the repayment of capital leases and term notes in the amount of $573,400. The current year balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $1,043,000. The balance was offset with the repayment of term notes and capital leases in the amount of $632,600.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained funding through a series of agreements with Laurus. In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. We completed a refinancing transaction with Laurus in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

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

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instruments. See our Form 10-K for the year ended December 31, 2007, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2007, Annual Report on Form 10-K under the caption “Risk Factors.”

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to the Company because we are a smaller reporting company.

Item 4.  Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

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

By:/s/ Dominic Burns
Dominic Burns, CEO

Dated: May 15, 2008