Form 10-Q
period 2008-06-30
CREATIVE VISTAS INC
filed 2008-08-13
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008
OR
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 13, 2008, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,224,926.

PART I.                Financial Information
Item 1.          Financial Statements

Creative Vistas, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,540,203	$1,960,340
Accounts receivable, net of allowance for doubtful accounts of $469,980 and $405,432	6,266,791	6,187,551
Income tax receivable	293,602	448,126
Inventory and supplies	976,646	1,043,815
Prepaid expenses	622,479	270,930
Due from related parties	2,530	2,581
Total current assets	10,702,251	9,913,343
Property plant and equipment, net of depreciation	8,862,756	6,352,014
Deposits	329,500	125,498
Goodwill	3,097,485	3,101,598
Intangible assets	1,323,267	1,717,003
Other investments – available for sale securities	5,530,200	-
Restricted cash	-	53,430
Deferred financing costs, net	621,423	551,747
Deferred income taxes	37,315	37,547
	$30,504,197	$21,852,180
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank indebtedness	$2,853,108	$-
Accounts payable and accrued liabilities	6,428,880	6,074,212
Current portion of obligations under capital leases	1,673,482	1,195,366
Deferred income	181,761	91,900
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	2,240,356
Current portion of other payable	297,030	303,030
Due to related parties	7,601	8,143
Total current liabilities	13,217,720	9,938,865
Term notes	14,811,219	13,565,421
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease	4,575,296	3,184,103
Other payables	-	303,030
Due to related parties	228,584	233,203
	34,332,819	28,724,622
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,224,926 and 34,494,623 issued and outstanding
Common stock	6,488,137	1,439,307
Deferred compensation	(636,372)	-
Additional paid-in capital	13,757,869	4,958,871
Accumulated (deficit)	(21,780,236)	(12,445,468)
Accumulated other comprehensive (losses)
Foreign currency translation adjustment	(741,371)	(825,152)
Unrealized loss on available for sale securities	(916,649)	-
	(3,828,622)	(6,872,442)
	$30,504,197	$21,852,180

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Losses
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007
Contract and service revenue
Contract	$1,786,195	$1,534,017	$3,265,514	$2,861,264
Service	10,803,125	8,023,515	20,095,102	14,477,444
Other	5,541	19,049	15,600	31,493
	12,594,861	9,576,581	23,376,216	17,370,201
Cost of sales
Contract	1,083,059	889,505	1,983,766	1,811,501
Service	8,669,381	5,735,967	16,076,602	10,345,667
	9,752,440	6,625,472	18,060,368	12,157,168
	2,842,421	2,951,109	5,315,848	5,213,033
Operating expenses
Project	266,018	323,637	592,073	605,303
Selling	261,382	211,726	479,979	387,570
General and administrative	3,954,241	1,996,591	7,536,495	3,747,547
	4,481,641	2,531,954	8,608,547	4,740,420
Income (Loss) from operations	(1,639,220)	419,155	(3,292,699)	472,613
Interest and other expenses
Net financing expenses	1,383,466	740,091	5,816,383	1,299,289
Amortization of deferred charges	45,700	46,575	89,915	91,851
Foreign currency translation gain (loss)	(119,459)	(559,237)	135,775	(578,155)
	1,309,707	227,429	6,042,073	812,985
Income (loss) before income taxes	(2,948,927)	191,726	(9,334,772)	(340,372)
Income taxes	-	-	-	-
Net income (loss)	(2,948,927)	191,726	(9,334,772)	(340,372)
Other comprehensive income (loss):
Unrealized gain (loss) – available for sale securities	1,941,633	-	(916,649)	-
Foreign currency translation adjustment	(96,891)	(407,810)	(452,498)	(452,498)
Comprehensive (loss)	$(1,104,185)	$(216,084)	$(10,703,919)	$(792,870)
Basic weighted-average shares	37,147,384	33,576,678	36,667,096	33,475,041
Diluted weighted-average shares	37,147,384	39,132,316	36,667,096	33,475,041
Basic earnings (loss) per share	$(0.08)	$0.01	$(0.25)	$(0.01)
Diluted earnings (loss) per share	$(0.08)	$0.01	$(0.25)	$(0.01)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007

Operating activities
Net cash provided by (used in) operating activities	$(1,941,366)	$690,980
Investing activities
Payment for acquisition	(300,000)	-
Proceeds of sales of property and equipment	34,920	115,737
Purchase of property and equipment	(994,708)	(311,319)
Net cash (used in) investing activities	(1,259,788)	(195,582)
Financing activities
Proceeds from bank indebtedness	2,860,665	-
Proceeds from term note	2,500,000	-
Deferred financing cost	(167,380)	-
Repayment of notes payable	-	(28,564)
Due to related parties	(385)	(913)
Repayment of capital leases	(843,385)	(554,724)
Issuance of common shares	1,260	-
Restricted cash	52,894	160,718
Repayment of term notes	(647,167)	(583,966)
Net cash provided by (used in) financing activities	3,756,502	(1,007,949)
Effect of foreign exchange rate changes on cash	24,315	(78,852)
Net change in cash and cash equivalents	579,863	(590,093)
Cash and cash equivalents, beginning of period	1,960,340	3,560,181
Cash and cash equivalents, end of period	$2,540,203	$2,969,278

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2008 (Unaudited)

1. Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2008, and the consolidated condensed statements of operations and cash flows for the periods ended June 30, 2007 and 2008, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2008 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the June 30, 2007, financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $9,334,772 for the six months ended June 30, 2008 and have an accumulated deficit of $21,780,236 at June 30, 2008. In addition, we have working capital and stockholder deficits of $2,515,469 and $3,828,622, respectively at June 30, 2008.

We have outstanding term loans aggregating $17,763,627, together with common stock options and warrants, held by Laurus Master Fund Ltd, a Cayman Islands company, and/or its affiliates (“Laurus”). We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus. (see Note 9)

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company has also increased its rates for service provided by AC Technical by 20 percent to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

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

2. Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes from Laurus. For the period ended June 30, 2008, the amortization of deferred financing costs was $89,915 (2007 - $91,851).

Cost	$1,104,081
Accumulated amortization	(482,658)
$621,423

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2008	$96,638
2009	172,628
2010	163,484
2011	139,179
2012	33,593
2013	15,901
$621,423

3. Other Investments– Available For Sale Securities

On January 22, 2008, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Erato Corporation (“Erato”) pursuant to which the Company purchased and acquired from Erato 2,674,407 shares of common stock, par value $0.0001 per share (the “Shares”), of 180 Connect Inc., a Delaware corporation, for an aggregate purchase price of $5,444,940 paid by the Company by delivery to Erato of (i) 2,195,720 duly and validly issued shares of common stock of the Company and (ii) a common stock purchase warrant, exercisable for 812,988 shares of common stock of the Company at an exercise price of $0.01 per share.

On January 30, 2008, the Company entered into a Warrant Purchase Agreement with Laurus, Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. (collectively, the “Sellers”) pursuant to which the Company purchased and acquired from the Sellers, warrants to purchase 450,000 shares of common stock at an exercise price of $0.01 per share of 180 Connect Inc. The aggregate purchase price paid by the Company in exchange for the 180 Connect Warrants was $1,001,909 paid by the Company by delivery to the Sellers of common stock purchase warrants, exercisable for 506,250 shares of common stock of the Company at an exercise price of $0.01 per share.

The above investment, which is classified as available for sale securities, was recorded as its fair value as at June 30, 2008, of $5,530,200 and had a cost basis of $6,446,849. The unrealized loss of $916,649 was recorded as a component of other comprehensive losses.

4. Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,663,366	$599,505	$1,063,861
Trade name	1,279,209	1,019,803	259,406
	$2,942,575	$1,619,308	$1,323,267

Amortization expense for the six month period ended June 30, 2008 amounted to $379,936 (2007-$300,000).

5. Bank Indebtedness

During the period ended March 31, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at June 30, 2008, the interest rate of the Canadian dollar amount was 6.25%. At June 30, 2008, the borrowings outstanding under this facility were $2,853,108. The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank would at its discretion to cancel the facilities and demand immediate repayment of all outstanding amounts.

6. Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”) (see Note 9). The loan is secured by all of the assets of the Company and its subsidiaries.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%. Interest accrued on the term note but was not payable until February 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $81,726 commencing from October 1, 2006. The Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Holding (up to 20% of the outstanding shares of Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under a Secured Convertible Term Note, a Secured Convertible Minimum Borrowing Note and a Secured Revolving Note, all dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

The options held by Laurus to acquire 49% of Cancable and 20% of Iview Holding are accounted for as minority interests. Because Cancable and Iview Holding have incurred losses, no minority interest has been recognized at June 30, 2008.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009, with a balance of $4,950,000 payable on the maturity date. Through June 30, 2008, the Company has issued warrants to purchase up to 1,728,000 shares of common stock of the Company at prices from $0.90 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to June 1, 2008.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $8,333 commencing March 1, 2007 to February 1, 2011, with the balance of $1,600,000 payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans are secured by all of the assets of the Company and all its subsidiaries.

Interest on the term notes for the six month period ended June 30, 2008 was $631,437 (2007: $846,574).

Amount
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	8,250,000
Iview Note bears interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,864,873
Company Second Notes interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount on Company Second Notes	(1,202,409)
16,561,218
Less: current portion	1,750,000
$14,811,219

The principal payments for the next five fiscal years are as follows:

Amount
2008	$875,000
2009	1,750,000
2010	5,875,000
2011	6,763,627
2013	1,297,591
$16,561,218

7. Net Financing Expenses

	Six months ended June 30,
	2008	2007
Capital leases	$247,550	$180,624
Interest on terms and credit facility	631,437	846,574
Cost of deferred principal repayment on term notes – 648,000 warrants	628,238	246,459
Warrants issued for proposed new financing	3,723,565	-
Financing cost for the extension for the warrants issued (Note 9)	560,735	-
Others	24,858	25,632
	$5,816,383	$1,299,289

Included in net financing expenses is the fair value of $3,723,565 for 2,030,865 warrants to purchase the Company’s common stock issued in January 2008 as follows:

(i) On January 22, 2008 the Company entered into a letter agreement with Erato Corporation for Erato to provide up to $12,000,000 in financing to the Company on such terms and conditions as the Company and Erato shall mutually agree (the “Bridge Financing”). Any proceeds from the Bridge Financing may only be used by the Company for the purpose of financing a third party. The Company does not currently have an agreement to provide financing to any such third party. As consideration for the letter agreement, the Company issued to Erato a warrant to purchase up to 1,738,365 shares of common stock of the Company at an exercise price of $0.01 per share. Because the Company does not currently have any agreement to provide financing to a third party, the financing has not occurred and, as a result, the Company expensed the value of the warrants. The fair value of the warrants of $3,144,685 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 45%, share price of $1.81 and the expected life of the warrants of 50 years (see Note 9).

(ii) On January 30, 2008, the Company entered into a non-binding letter of intent with Valens U.S. Fund, LLC (the “Letter Agreement”) in which Valens U.S. Fund, LLC confirmed its intention to provide up to $4,000,000 in financing to a subsidiary of the Company. As consideration for the Letter Agreement, the Company issued to Laurus, Erato, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. warrants to purchase 292,500 shares of common stock of the Company at an exercise price of $0.01 per share. The Letter Agreement was only an expression of the present intentions of the parties and no binding legal obligation will exist until the parties sign a definitive agreement. As a result, the Company expensed the value of the warrants. The fair value of the warrants of $578,880 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.44%, expected dividend yield of 0%, volatility of 45%, share price of $1.98 and the life of the warrants of 50 years. (see Note 9)

8. Note Payable to Related Parties

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal of $1,500,000 bears interest at 3% per annum with no fixed terms of repayment. The notes, each with a face amount of $750,000, are due to The Burns Trust (the Company’s president is one of the beneficiaries of the trust) and the Navaratnam Trust (the Company’s CEO is one of the beneficiaries of the trust), respectively. During the period ended June 30, 2006, both the notes were transferred to Malar Trust Inc. (the Company’s CEO is the shareholder of Malar Trust Inc.).

Interest expense recognized for the six month period end of June 30, 2008 was $24,858 (2007 - $24,155).

9. Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2008, the Company entered into a consulting agreement by issuing 222,414 common shares stock in consideration for investor relations services rendered for 2008 with the fair value of $448,200. The expense in the amount of $211,828 was recorded under general and administrative expenses for the six month period ended June 30, 2008. The remaining balance was recorded as deferred compensation. Additionally, the Company issued 2,000 common shares to an employee for the exercise of an employee stock option for cash aggregating $1,260.

During the period ended June 30, 2008, the Company entered into a consulting agreement by issuing 300,000 common shares stock in consideration for investor relations services rendered for 2008 with the fair value of $600,000. The expense in the amount of $200,000 was recorded under general and administrative expenses. The remaining balance was recorded as deferred compensation. Additionally, the Company issued 10,169 common shares for the payment of outstanding legal fees in the amount of $25,117.

In conjunction with the issuance of the Cancable Note and Iview Note in 2006, the Company has granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp. respectively. The financial statements of Cancable Holding Corp. and Iview Holding Corp. have negative equity on a stand alone basis. At such time as these entities have positive equity, the Company will account for the options as a minority interests.

Options

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

On June 30, 2006, the Company granted to employees options to purchase 2,317,000 shares of common stock at $0.63 per share; the options expire on June 30, 2011. During 2007, the Company granted to employees options to purchase 1,226,000 shares of common stock, at prices ranging from $0.90 to $2.59 per share; the options expire in 2012.

At June 30, 2008 options to purchase 2,939,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of June 30, 2008, there was $1,249,120 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At June 30, 2008, 786,500 options were vested. The cost recognized for the six month period ended June 30, 2008 was $202,706 (2007:$127,060) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

	2008	2007
Expected volatility	45%	45%
Expected dividends	0%	0%
Expected term (in years)	3.0 – 4.5	3.0 – 4.5
Risk-free rate	4.25% - 5.13%	4.25% - 5.13%

A summary of option activity under the Plan during the period ended June 30, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2007	3,222,000	$0.63	4.75	-
Granted	-	-
Exercised	(2,000)	$0.63
Forfeited or expired	(281,000)	$0.63
Outstanding at June 30, 2008	2,939,000	$1.22	3.75	$0.67

Exercisable at June 30, 2008	786,500	$0.63	-	-

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the period ended March 31, 2008, in connection with financing and acquisition arrangements, the Company issued warrants to purchase 3,674,103 shares of common stock. The fair value of the warrants of $6,470,357 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.18% to 4.44%, expected dividend yield of 0%, volatility of 45%, exercise prices of $0.01 to $2.84 and the life of warrants of 4 to 50 years. During the period ended June 30, 2008, in connection with financing arrangements, the Company issued warrants to purchase 2,284,784 shares of common stock. The fair value of the warrants of $2,447,030 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.19%, expected dividend yield of 0%, volatility of 120% to 125%, exercise prices of $1.07 to $1.90 and the life of the warrants 4 to 10 years.

As of June 30, 2008, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
01-05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09-30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	2,350	$0.01	$4,650	Financing
01-30-2008	01-30-2058	582,367	$0.01	$1,152,551	Financing
01-30-2008	01-30-2058	214,033	$0.01	$423,588	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$669,756	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,423,232	Financing
		13,268,483

* In May 2008, the Company entered an amendment to extend the expiry date of Stock Purchase Warrants issued to Laurus from the expiry dates from 2011 to 2016 and from 2016 to 2017. The changes in value of warrants in the amount of $560,735 were recorded under net financing costs.

10. Major Customers

During the six months ended June 30, 2008 the Company derived 58.8% (2007:59.4%) of its revenue from a single customer. The accounts receivable from this customers comprises 39.5% (2007: 28.0%) of the total trade receivable.

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

Cancable

Cancable Inc. and its wholly owned subsidiaries XL Digital Services, Inc. and 2141306 Ontario Inc are Canadian based entities. Cancable, Inc. is a US cased entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, the “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	June 30, 2008	June 30, 2007
Sales:
Cancable	$19,267,812	$13,816,347
AC Technical	4,004,510	3,492,185
Iview	103,894	59,019
Creative Vistas, Inc.	-	2,650
Consolidated Total	$23,376,216	$17,370,201
Depreciation and amortization:
Cancable	$1,098,335	$730,849
AC Technical	20,427	20,060
Consolidated Total	$1,118,762	$750,909
INTEREST EXPENSES:
Cancable	$487,897	500,853
AC Technical	-	1,650
Iview	71,096	101,011
AC Acquisition	24,859	24,155
Creative Vistas, Inc.	5,232,531	671,620
CONSOLIDATED TOTAL	$5,816,383	1,299,289
Net (Loss):
Cancable	$(3,231,567)	$1,087,989
AC Technical	400,784	42,160
Iview	(150,023)	(65,440)
AC Acquisition	(24,859)	(24,155)
Corporate (1)	(6,329,107)	(1,380,926)
Consolidated Total	$(9,334,772)	$(340,372)
TOTAL ASSETS
Cancable	$16,444,277	$10,009,446
AC Technical	3,712,508	3,762,839
Iview	1,301,630	1,526,031
AC Acquisition	-	-
Creative Vistas, Inc.	9,045,782	4,337,629
Consolidated Total	$30,504,197	$19,635,945
CAPITAL ASSETS
Cancable	$8,033,961	$4,879,244
AC Technical	828,795	817,507
Consolidated Total	$8,862,756	$5,696,751
CAPITAL EXPENDITURES
Cancable	$3,811,432	$2,425,482
AC Technical	10,948	3,917
Iview	-	-
AC Acquisition	-	-
CONSOLIDATED TOTAL	$3,822,380	$2,429,399

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	June 30, 2008	June 30, 2007
Contract	$3,265,514	$2,861,264
Service	20,095,102	14,477,444
Others	15,600	31,493
Total sales to external customers	$23,376,216	$17,370,201

Revenue generated by the Company in Canada and the United States was $22,072,321 (2007:$17,370,201) and $1,303,895 (2007: $Nil), respectively.

12. Subsequent Events

All the shares of 180 Connect Inc. owned by the Company recorded as Other Investment (see Note 3) was subsequently acquired by a third party.

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

Results of Operations
Comparison of Three Month Period Ended June 30, 2008
to Period Ended June 30, 2007

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended June 30, 2008, to the comparable period in 2007.

Sales: Sales for the three month period ended 2008 increased 31.5% to $12,594,900 from $9,576,600 for the three month period ended 2007. The increase in revenue was mainly due to the increase in service revenue of the Cancable Segment to $10,395,900 for the three month period ended 2008 from $7,679,800 for the same period in 2007.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. In October 2007, we acquired XL Digital which is incorporated under the laws of Ontario and with the same principal business activity of Cancable Inc. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers Cable Inc. within two territories where the Company did not previously have a presence. Total revenue of this segment for the second quarter of fiscal 2008 was $10,395,900 from $7,679,800 for the same period in fiscal 2007. The increase reflects continued growth in revenue, particularly from having Rogers Cable Inc as a customer. We continued to allocate resources to support the growth of our business. Total revenue generated in the United States in the second quarter of fiscal 2008 was $1,024,300 and there was no such revenue in the same period of fiscal 2007. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the second quarter of fiscal 2008 was approximately $6,853,800 or 65.9% of its total Cancable revenue compared to $5,772,300 or 75.2% for the three month ended June 30, 2007. The increase was mainly primarily to the acquisition of XL Digital. (b) AC Technical segment - Total revenue of AC Technical segment was $2,157,800 for the second quarter of fiscal year 2008 compared to $1,854,400 for the second quarter of fiscal year 2007. Contract revenue increased to $1,786,200 for the three months ended June 30, 2008 compared to $1,534,000 for the same period of fiscal 2007. This increase was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. The service revenue has increased to $407,200 for the three months ended June 30, 2008 from $343,700 for the same period of fiscal 2007. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the three months ended June 30, 2008 was $9,752,400 or 77.0% of revenues compared to $6,625,500 or 69.2% of revenues for the three month period ended June 30, 2007. The increase in cost of sales as a percentage of sales resulted principally from the increase in cost of sales of the service revenue from $5,736,000 for the three month period ended June 30, 2007 to $8,669,400 for the three month period ended June 30, 2008. (a) Cancable segment - Cost of sales of this segment was $8,509,400 for the three months ended June 30, 2008, which is comprised principally of labor expenses $6,621,100, vehicle expenses $911,800 and material cost $688,900. The increase in cost of sales is primarily due to the revenue growth discussed above. (b) AC Technical segment - Cost of sales of this segment was $1,054,500. The material cost was $535,800 or 24.8% of the AC Technical revenue for the three months ended June 30, 2008 compared to $630,400 or 34.0% of revenues in the same period of fiscal 2007. The decrease in percentage of the material cost was mainly due to some contracts having less material needs. On the other hand, the labor and subcontractor cost increased to $491,600 or 22.7% of AC Technical revenues for the three months ended June 30, 2008 and $360,500 or 19.4% of AC Technical revenues for fiscal 2007. The increase in labor and subcontractor cost was mainly due to the increase in revenue.

Project, Selling, General and Administrative Expenses: Project, selling, general and administrative expenses for the three months ended June 30, 2008 was $4,481,600 or 35.6% of revenues compared to $2,513,900 or 26.3% of revenues for the same period of fiscal 2007. The balance is mainly comprised of the following:

Project cost was decreased to $266,000 or 2.1% of revenue for the three months ended June 30, 2008, compared to $323,600 or 3.4% for the same period of fiscal year 2007. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $163,300 in the second quarter of fiscal 2008 compared to $181,700 for the same period of fiscal 2007. The decrease was mainly due to the decrease in the number of indirect staff. The automobile and travel expenses were approximately $58,600 for the three months ended June 30, 2008 compared to $81,900 for the same period of fiscal 2007. The decrease was mainly due to less travel by the staff this year.

Selling expense was $261,400 or 2.1% of revenues for the second quarter of 2008 compared to $211,800 or 2.2% of revenues for the first quarter of fiscal 2007. Selling expenses were mainly related to AC Technical segment. As at June 30, 2008, we have the same number of salespersons, 5, in AC Technical segment as we did at June 30, 2007. salaries and commission to salespersons for the three months ended June 30, 2008 of $133,200 compared to $139,000 for the same period of fiscal 2007 amount with no material fluctuation. The advertising and promotion and trade show expenses were $39,700 in the second quarter of fiscal 2008 compared to $15,600 for the same period of fiscal 2007.

General and administrative expenses were $3,954,200 or 31.4% of revenues for the three month period ended June 30 31, 2008 compared to $1,996,600 or 20.8% for the same period of fiscal 2007. The balance for the three months ended June 30, 2008 is mainly comprised of $124,900 of professional fees related to fees for the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $353,300 for the three month period ended June 30, 2008 compared to $231,000 for the same period last year. Total salaries and benefits to administrative staff were $1,173,500 for the second quarter of 2008 compared to $628,200 for the same period last year. The increase in balance was a result of the Company hiring additional employees who were required for the expansion of the business. Total depreciation of property plant and equipment was $617,800 for the second quarter of fiscal 2008 compared to $405,600 for the same period of last year. The increase in balance was mainly due to the increase in property, plant and equipment.

Interest and other Expenses: Interest and net other expenses for the three months ended June 30, 2008, was $1,309,700 or 10.4% of revenues compared to net expenses of $227,400 or 2.4% of revenues for the same period of fiscal 2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $45,700 compared to $46,600 for the same period of fiscal 2007. Additionally, net financing expenses increased to $1,383,500 or 11.0% of revenues compared to $740,100 or 7.7% of revenues for the same period of fiscal 2007. The Company has issued 324,000 warrants with a value of $354,000 to defer the principal repayment in the second quarter of fiscal 2008. For the same period of fiscal 2007, the Company issued 324,000 warrants with a value of $206,900 to defer the principal repayment. The interest due with respect to the Company’s credit facility was $312,500 for the three months ended June 30, 2008 compared to $527,433 in the same period of 2007. The decrease in the balance was due to the decrease in interest rate and outstanding payables of the term notes. Additionally, the Company entered an amendment with Laurus to extend certain Stock Purchase Warrants, the changes in value was $536,700 which was recorded under net financing costs and there was no such expenses for the same period of last year.

Income taxes: No income tax was paid for the period ended June 30, 2008, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the three months ended June 30, 2008 was $2,948,900 compared to net income of $191,800 for the three month period ended June 30, 2007. The Company’s operating loss was $1,639,200 for the second quarter of fiscal 2008 compared to operating income of $419,200 for the same period of fiscal 2007. The loss was primarily attributed to the Company’s allocation of resources to grow the business in the United States and more costs incurred.

Results of Operations
Comparison of Six Month Period Ended June 30, 2008
to Period Ended June 30, 2007

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first six month period ended June 30, 2007, to the comparable period in 2006.

Sales: Sales for the six month period ended 2008 increased 34.6% to $23,376,200 from $17,370,200 for the six month period ended 2007. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $19,267,800 for the six month period ended 2008 from $13,816,300 for the same period in 2007.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). Total revenue of this segment for the six month period ended 2008 was $19,267,800 from $13,816,300 for the same period in fiscal 2007. The increase reflects continued growth in revenue, particularly with the business from Rogers Cable Inc. We continued to allocate resources to support the growth of our business. Total revenue generated in the United States in the second quarter of fiscal 2008 was $1,303,900 and there was no such revenue for the same period of last year. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the six month period ended June 30, 2008 was approximately $13,361,900 or 69.3% of its total Cancable revenue compared to $10,136,000 or 74.7% for the six months ended June 30, 2007. (b) AC Technical segment - Total revenue of AC Technical segment was $4,004,500 for the six months ended June 30, 2008 compared to $3,492,200 for the six months ended of fiscal year 2007. Contract revenue increased to $3,177,200 for the six months ended June 30, 2008 compared to $2,824,000 for the same period of fiscal 2007. This increase was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. The service revenue has increased to $827,300 for the six months ended June 30, 2008 from $661,100 for the same period of fiscal 2007. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Cost of Goods Sold: Cost of goods sold as a percentage of revenue for the six months ended June 30, 2008 was $18,060,400 or 77.3% of revenues compared to $12,157,200 or 70.0% of revenues for the six month period ended June 30, 2007. (a) Cancable segment - Cost of sales of this segment was $16,076,600 for the six months ended June 30, 2008 which is mainly comprised of labor expenses $11,944,600, vehicle expenses $1,617,200 and material cost $1,228,700 (b) AC Technical segment - Cost of sales of this segment was $1,919,400. The material cost was $1,127,700 or 28.1% of the AC Technical revenue for the six months ended June 30, 2008 compared to $1,227,100 or 35.1% of revenues in the same period of fiscal 2007. The decrease in percentage of the material cost was mainly due to some contracts requiring less materials. On the other hand, the labor and subcontractor cost increased to $755,100 or 18.9% of AC Technical revenues for the six months ended June 30, 2008, from $657,500 or 18.8% of AC Technical revenues for the six months ended June 30, 2007 with no material fluctuation.

Project, Selling, General and Administrative Expenses: Projects, selling, general and administrative expenses for the six months ended June 30, 2008 was $8,608,500 or 36.8% of revenues compared to $4,740,420 or 27.3% of revenues for the same period of fiscal 2007. The balance is mainly comprised of the following:

Project cost was $592,100 or 2.5% of revenue for the six months ended June 30, 2008, compared to $605,300 or 4.4% for the same period of fiscal year 2007. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $357,900 for the six months ended June 30, 2008, compared to $339,500 for the same period of fiscal 2007. The decrease in expenses was mainly due to the decrease in indirect staff. The automobile and travel expenses were approximately $124,600 for the six month period ended June 30, 2008 compared to $146,500 for the same period of fiscal 2007. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the six months ended June 30, 2008.

Selling expenses were $479,900 or 2.1% of revenues for the six month period ended 2008 compared to $387,600 or 2.2% of revenues for the same period of fiscal 2007. Selling expenses were mainly related to the AC Technical segment. The balance for the six months ended June 30, 2008 is mainly comprised of salaries and commission to salespersons of $307,700 compared to $219,600 for the same period of fiscal 2007. The increase was mainly due to the increase in commission and the hiring of additional employees. The advertising, promotion and trade show expenses were $67,700 for the six months ended June 30, 2008, and $50,900 for the same period of fiscal 2006. There was no material fluctuation for two fiscal years.

General and administrative costs were $7,546,500 or 32.2% of revenues for the six month period ended June 30, 2008 compared to $3,747,500 or 21.5% for same period of fiscal 2007. The balance for the six month period ended June 30, 2008, is comprised of $328,200 of professional fees related to fees for the quarterly reports and other corporate matters. The investor relations expenses increased to $495,500 for the six month period ended June 30, 2008, compared to $288,000 for the same period last year. Total salaries and benefits to administrative staff increased to $2,259,800 for the six month period ended June 30, 2008 compared to $1,143,100 for the same period last year. The increase was mainly due to the increase in headcounts. Total depreciation of property plant and equipment was $1,188,800 for the six months ended June 30, 2008, compared to $750,900 for the same period of last year. The increase was mainly due to the addition of capital assets.

Interest and other Expenses (Income): Interest and net other expenses for the six months ended June 30, 2008, of $6,042,100 or 25.8% of revenues compared to net expenses of $813,000 or 4.7% of the revenues for the same period of fiscal 2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $89,900 compared to $91,900 for the same period of fiscal 2007. Additionally, net financing expenses increased to $5,816,400 or 24.9% of revenues compared to $1,299,300 or 7.5% of revenues for the same period of fiscal 2007. During the three months ended March 31, 2008, the Company entered into two financing arrangements in which the Company has issued 2,030,865 warrants with a value of $3,723,600. The interest due with respect to the Company’s credit facility was $631,400 for the six months ended June 30, 2008 compared to $846,400 in the same period of 2007. The decrease in the balance was due to the decrease in interest rate and outstanding payables of the term notes.

Income taxes: No income tax provision for the period ended June 30, 2008 which was mainly due to the Company has losses carried forward to offset all income generated from the Company. All prior taxes already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the six months ended June 30, 2008 was $9,334,800 compared to net loss of $340,300 for the six month period ended June 30, 2007. The Company’s operating loss was $3,292,700 for the six months ended 2008 compared to operating income of $472,700 for the same period of fiscal 2007. The loss was primarily attributed to the financing transactions in January 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2008, we had $2,540,200 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,941,400 for the six months ended June 30, 2008. The changes in operating assets and liabilities resulted in a net cash of $4,270, which included a $220,300 increase in accounts receivable, a $48,400 decrease in inventory, a $569,600 increase in prepaid expenses, a $506,300 increase in accounts payable, a $147,500 increase in income tax recoverable and a $92,000 increase in deferred revenue.

Comparison of the balance sheet as at June 30, 2008 to December 31, 2007

Accounts Receivable

Our accounts receivable increased to $6,266,800 as at June 30, 2008 from $6,187,600 as at December 31, 2007. Accounts receivable of the Cancable segment were $4,452,900 as at June 30, 2008 compared to $3,989,100 as at December 31, 2007. The increase in balance was mainly due to the increase in revenue. Accounts receivable of the AC Technical segment were $1,690,300 as at June 30, 2008 compared to $2,083,200 as at December 31, 2007. The decrease in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at June 30, 2008 was $976,700 compared to $1,043,800 as at December 31, 2007. The inventory of the Cancable segment as at June 30, 2008 was $319,100 compared to $363,600 as at December 31, 2007. There was no material fluctuation from the fiscal year ended December 31, 2007. The inventory of AC Technical segment as at June 30, 2008 was $453,400 compared to $638,900 as at December 31, 2007. The level of inventory was higher as at December 31, 2007 as we had purchased the inventory closed to year ended for jobs to be started during the first quarter of 2008.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $6,428,900 as at June 30, 2008 from $6,074,200 as at December 31, 2007. The increase was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $181,800 as at June 30, 2008 compared to a balance of $91,900 as at December 31, 2007. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company’s receipt of a refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in investing activities was $1,259,800 for the six months ended June 30, 2008, compared to $195,600 used for the six months ended June 30, 2007. The balance for both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sale of property and equipment. For the six month period ended June 30, 2008, the Company has paid $300,000 for the acquisition of XL Digital.

Net Cash Provided From Financing Activities. Net cash provided by financing activities was $3,756,500 for the six months ended June 30, 2008 compared to net cash used of $1,007,900 for the six months ended June 30, 2007. Last year’s balance mainly represents the repayment of capital leases and term notes in the amount of $1,138,700. The current year balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $2,860,700. The balance was offset with the repayment of term notes and capital leases in the amount of $1,490,600. Additionally, the Company has issued a term loan to LV Administration Service Inc. in the amount of $2,500,000 with total financing cost of $167,380. Total net proceeds from this term loan were $2,332,620.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained funding through a series of agreements with Laurus. In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. We completed a refinancing transaction with Laurus in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled. In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares of common stock, respectively, of the Company with an exercise price of $0.01 per share. The loans are secured by all of the assets of the Company and all its subsidiaries.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FAS 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Although this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” FAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FSP FAS 142-3.

Effective January 1, 2008, we adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

Effective January 1, 2008, we adopted the provisions of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. FAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.
In December 2007, the FASB issued FAS 141R, Business Combinations, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of FAS 160 may have on our financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns, CEO

Dated: August 14, 2008