Form 10-Q
period 2008-09-30
CREATIVE VISTAS INC
filed 2008-11-14
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-16819
CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona (State or Other Jurisdiction of Incorporation or Organization 2100 Forbes Street Unit 8-10 Whitby, Ontario, Canada (Address of Principal Executive Offices)	86-0464104 (I.R.S. Employer Identification No.) L1N 9T3 (Zip Code)

(905) 666-8676
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

At November 14, 2008, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,224,926.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$5,625,189	$1,960,340
Accounts receivable, net of allowance for doubtful accounts of $389,669 and $405,432	6,453,916	6,187,551
Income tax receivable	250,000	448,126
Inventory and supplies	1,032,922	1,043,815
Prepaid expenses	526,367	270,930
Due from related parties	2,411	2,581
Total current assets	13,890,805	9,913,343
Property plant and equipment, net of depreciation	10,226,330	6,352,014
Deposits	358,810	125,498
Goodwill	3,087,879	3,101,598
Intangible assets	1,105,974	1,717,003
Restricted cash	-	53,430
Deferred financing costs, net	593,184	551,747
Deferred income taxes	36,775	37,547
	$29,299,757	$21,852,180
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank indebtedness	$2,289,479	$-
Accounts payable and accrued liabilities	6,879,725	6,074,212
Current portion of obligations under capital leases	2,155,377	1,195,366
Deferred income	125,043	91,900
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	2,240,356
Current portion of other payable	283,018	303,030
Due to related parties	7,242	8,143
Total current liabilities	13,515,742	9,938,865
Term notes	14,418,459	13,565,421
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease	5,142,262	3,184,103
Other payables	-	303,030
Due to related parties	217,801	233,203
	34,794,264	28,724,622
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,224,926 and 34,494,623 issued and outstanding
Common stock	6,488,137	1,439,307
Deferred compensation	(318,186)	-
Additional paid-in capital	13,859,221	4,958,871
Accumulated (deficit)	(25,110,246)	(12,445,468)
Accumulated other comprehensive (losses)
Foreign currency translation adjustment	(413,433)	(825,152)
	(5,494,507)	(6,872,442)
	$29,299,757	$21,852,180

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Losses
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Contract and service revenue
Contract	$1,756,739	$1,715,233	$5,022,254	$4,576,497
Service	12,204,635	9,427,146	32,299,736	23,904,590
Other	33,208	11,082	48,807	42,575
	13,994,582	11,153,461	37,370,797	28,523,662
Direct Expenses (excluding depreciation)
Contract	1,169,824	1,184,318	3,153,590	3,150,460
Service	10,082,945	6,711,549	26,159,547	16,902,575
Project expenses	269,309	328,355	861,381	933,658
Selling expenses	259,436	193,189	739,415	580,759
General and administrative expenses	2,745,487	1,448,742	8,783,283	4,145,380
Depreciation expenses	728,492	459,402	1,847,254	1,210,311
Amortization of intangible assets expenses	188,622	150,000	568,557	450,000
	15,444,115	10,475,555	42,113,027	27,373,143
Income (Loss) from operations	(1,449,533)	677,906	(4,742,230)	1,150,519
Interest and other expenses
Net financing expenses	603,392	844,469	6,419,775	2,143,758
Realized loss on disposal of available for sale securities	822,916	-	822,916	-
Amortization of deferred charges	69,666	45,511	159,581	137,362
Foreign currency translation gain (loss)	384,502	(479,582)	520,277	(1,057,737)
	1,880,476	410,398	7,922,549	1,223,383
Income (loss) before income taxes	(3,330,009)	267,508	(12,664,779)	(72,864)
Income taxes	-	-	-	-
Net income (loss)	(3,330,009)	267,508	(12,664,779)	(72,864)
Other comprehensive income (loss):
Unrealized gain – available for sale securities	916,649	-	-	-
Foreign currency translation adjustment	327,939	(305,083)	411,719	(757,581)
Comprehensive (loss)	$(2,085,421)	$(37,575)	$(12,253,060)	$(830,445)
Basic weighted-average shares	37,224,926	33,963,778	36,834,445	33,653,259
Diluted weighted-average shares	37,224,926	40,046,891	36,834,445	33.653,259
Basic earnings (loss) per share	$(0.09)	$0.01	$(0.34)	$(0.00)
Diluted earnings (loss) per share	$(0.09)	$0.01	$(0.34)	$(0.00)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007

Operating activities
Net cash provided by (used in) operating activities	$(2,352,174)	$974,510
Investing activities
Payment for acquisition	(300,000)	-
Proceeds of sales of property and equipment	48,816	117,276
Proceeds from sales of available for sale securities	5,623,933	-
Purchase of property and equipment	(1,777,302)	(660,725)
Net cash provided by (used in) investing activities	3,595,447	(543,449)
Financing activities
Proceeds from bank indebtedness	2,267,274	-
Proceeds from term note	2,500,000	-
Deferred financing cost	(219,380)	-
Repayment of notes payable	-	(28,569)
Due to related parties	(385)	(173)
Repayment of capital leases	(1,268,128)	(849,395)
Issuance of common shares	1,260	-
Restricted cash	52,894	246,411
Repayment of term notes	(957,371)	(854,148)
Net cash provided by (used in) financing activities	2,376,164	(1,485,874)
Effect of foreign exchange rate changes on cash	45,412	(108,175)
Net change in cash and cash equivalents	3,664,849	(1,162,988)
Cash and cash equivalents, beginning of period	1,960,340	3,560,181
Cash and cash equivalents, end of period	$5,625,189	$2,397,193

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2008 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2008, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2007 and 2008, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2008 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the September 30, 2007, financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses of $12,664,779 for the nine months ended September 30, 2008, and have an accumulated deficit of $25,110,246 at September 30, 2008. In addition, we have working capital and stockholder deficits of $375,063 and $5,494,507, respectively at September 30, 2008.

We have outstanding term loans aggregating $16,168,459, together with common stock options and warrants, held by Laurus Master Fund Ltd, a Cayman Islands company, and/or its affiliates (“Laurus”). We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus. (see Note 9)

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

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

Deferred financing costs, net are associated with the Company’s term notes from Laurus. For the period ended September 30, 2008, the amortization of deferred financing costs was $159,581 (2007 - $137,362).

Cost	$1,108,262
Accumulated amortization	(515,078)
$593,184

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2008	$50,181
2009	172,135
2010	165,970
2011	142,763
2012	42,193
2013	19,942
$593,184

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

The above investment, which is classified as available for sale securities, was sold in July 2008 for an aggregate of $5,623,933. The realized loss on the disposal of this investment was $822,916.

4.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,632,075	$676,415	$955,660
Trade name	1,275,472	1,125,158	150,314
	$2,907,547	$1,801,573	$1,105,974

Amortization expense for the nine month period ended September 30, 2008, amounted to $568,557 (2007-$450,000).

5.	Bank Indebtedness

During the period ended March 31, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at September 30, 2008, the interest rate of the Canadian dollar amount was 5.50%. At September 30, 2008, the borrowings outstanding under this facility were $2,289,479. The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities are due in March 2009.

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

The options held by Laurus to acquire 49% of Cancable and 20% of Iview Holding are accounted for as minority interests. Because Cancable and Iview Holding have incurred losses, no minority interest has been recognized at September 30, 2008.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009, with a balance of $4,950,000 payable on the maturity date. Through September 30, 2008, the Company has issued warrants to purchase up to 1,728,000 shares of common stock of the Company at prices from $0.90 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to June 1, 2008.

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

Interest on the term notes for the nine month period ended September 30, 2008 was $1,052,523 (2007: $1,260,102).

Amount
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	7,837,500
Iview Note bears interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,839,873
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount on Company Second Notes	(1,157,668)
16,168,459
Less: current portion	1,750,000
$14,418,459

The principal payments for the next five fiscal years are as follows:

Amount
2008	$437,500
2009	1,750,000
2010	5,875,000
2011	6,763,627
2013	1,342,332
$16,168,459

7.	Net Financing Expenses

	Nine months ended September 30,
	2008	2007
Capital leases	$417,272	$275,107
Interest on terms and credit facility	1,052,523	1,260,102
Cost of deferred principal repayment on term notes – 648,000 warrants	628,238	570,530
Warrants issued for proposed new financing	3,723,565	-
Financing cost for the extension for the warrants issued (Note 9)	560,735	-
Others	37,442	38,019
	$6,419,775	$2,143,758

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

Interest expense recognized for the nine month period end of September 30, 2008 was $37,442 (2007: $38,019).

9.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2008, the Company entered into a consulting agreement by issuing 222,414 common shares stock in consideration for investor relations services rendered for 2008 with the fair value of $448,200. An expense in the amount of $330,014 was recorded under general and administrative expenses for the nine month period ended September 30, 2008. The remaining balance was recorded as deferred compensation. Additionally, the Company issued 2,000 common shares to an employee for the exercise of an employee stock option for cash aggregating $1,260.

During the period ended June 30, 2008, the Company entered into a consulting agreement by issuing 300,000 common shares stock in consideration for investor relations services rendered for 2008 with the fair value of $600,000. An expense in the amount of $400,000 was recorded under general and administrative expenses. The remaining balance was recorded as deferred compensation. Additionally, the Company issued 10,169 common shares for the payment of outstanding legal fees in the amount of $25,117.

In conjunction with the issuance of the Cancable Note and Iview Note in 2006, the Company has granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp. respectively. The financial statements of Cancable Holding Corp. and Iview Holding Corp. have negative equity on a stand alone basis. At such time as these entities have positive equity, the Company will account for the options as minority interests.

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

The Plan is administered by the Board of Directors, or its Compensation Committee. Under the Plan, options on a total of 4,000,000 shares of common stock may be issued. Shares of common stock covered by options which have terminated or expired prior to exercise are available for further options under the Plan. The maximum aggregate number of shares of Stock that may be issued under the Plan as “incentive stock options” is 3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided, however, that the Board of Directors may at any time prior to that date amend the Plan.

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

At September 30, 2008 options to purchase 2,939,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of September 30, 2008, there was $1,147,767 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At September 30, 2008, 786,500 options were vested. The cost recognized for the nine month period ended September 30, 2008 was $304,059 (2007:$158,825) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

	2008	2007
Expected volatility	45%	45%
Expected dividends	0%	0%
Expected term (in years)	3.0 – 4.5	3.0 – 4.5
Risk-free rate	4.25% - 5.13%	4.25% - 5.13%

A summary of option activity under the Plan during the period ended September 30, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2007	3,222,000	$0.63	4.75	-
Granted	-	-
Exercised	(2,000)	$0.63
Forfeited or expired	(281,000)	$0.63
Outstanding at September 30, 2008	2,939,000	$1.22	3.75	$0.67

Exercisable at September 30, 2008	786,500	$0.63	-	-

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

As of September 30, 2008, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
01–05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09–30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing

12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	2,350	$0.01	$4,650	Financing
01-30-2008	01-30-2058	582,367	$0.01	$1,152,551	Financing
01-30-2008	01-30-2058	214,033	$0.01	$423,588	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$669,756	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,423,232	Financing
		13,268,483

* In May 2008, the Company entered into an amendment to extend the expiry date of Stock Purchase Warrants issued to Laurus, extending the expiry dates from 2011 to 2016 and from 2016 to 2017. The change in value of warrants in the amount of $560,735 was recorded under net financing costs.

10. Major Customers

During the nine months ended September 30, 2008 the Company derived 55.9% (2007:59.8%) of its revenue from a single customer. The accounts receivable from this customers comprises 31.7% (2007: 36.0%) of the total trade receivable.

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”), a corporation incorporated under the laws of the Province of Ontario, is a newly formed subsidiary incorporated in late 2005 to focus on providing video surveillance products and technologies to the market.

	September 30, 2008	September 30, 2007
Sales:
Cancable	$31,073,071	$22,784,559
AC Technical	6,052,378	5,632,174
Iview	214,929	102,826
Creative Vistas, Inc.	30,419	4,103
Consolidated Total	$37,370,797	$28,523,662
Depreciation and amortization:
Cancable	$1,802,743	$1,179,606
AC Technical	30,399	30,705
Iview	14,112	-
Consolidated Total	$1,847,254	$1,210,311
INTEREST EXPENSES:
Cancable	$901,751	746,128
AC Technical	-	1,650
Iview	104,423	149,290
AC Acquisition	37,443	36,369
Creative Vistas, Inc.	5,376,158	1,210,321
CONSOLIDATED TOTAL	$6,419,775	2,143,758
Net (Loss):
Cancable	$(4,886,837)	$2,235,371
AC Technical	576,359	6,638
Iview	(275,428)	(72,322)
AC Acquisition	(37,443)	(38,019)
Corporate (1)	(8,041,430)	(2,204,492)
Consolidated Total	$(12,664,779)	$(72,824)
TOTAL ASSETS
Cancable	$16,709,205	$11,534,613
AC Technical	3,350,045	4,413,974
Iview	1,280,234	1,479,376
AC Acquisition	-	-
Creative Vistas, Inc.	7,960,273	3,924,026
Consolidated Total	$29,299,757	$21,351,989
CAPITAL ASSETS
Cancable	$9,345,536	$5,156,776
AC Technical	783,252	868,151
Iview	97,542	-
Consolidated Total	$10,226,330	$6,024,927
CAPITAL EXPENDITURES
Cancable	$6,369,888	$2,774,887
AC Technical	14,350	3,917
Iview	113,534	-
CONSOLIDATED TOTAL	$6,497,772	$2,778,804

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	September 30, 2008	September 30, 2007
Contract	$5,022,254	$4,576,497
Service	32,299,736	23,904,590
Others	48,808	42,575
Total sales to external customers	$37,370,797	$28,523,662

Revenue generated by the Company in Canada and the United States was $33,910,653 (2007:$28,523,662) and $3,460,144 (2007: $Nil), respectively.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed therein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate a number of new projects profitably. Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
Comparison of Three Month Period Ended September 30, 2008 to Period Ended September 30, 2007

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended September 30, 2008, to the comparable period in 2007.

Sales: Sales for the three month period ended 2008 increased 25.4% to $13,994,600 from $11,153,500 for the three month period ended 2007. The double-digit growth in revenue was mainly due to the increase in service revenue of the Cancable Segment to $11,805,300 for the three month period ended 2008 from $8,968,200 for the same period in 2007.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. In October 2007, we acquired XL Digital which is incorporated under the laws of Ontario and with the same principal business activity of Cancable Inc. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers Cable Inc. within two territories where the Company did not previously have a presence. Total revenue of this segment for the third quarter of fiscal 2008 was $11,805,300 from $8,968,200 for the same period in fiscal 2007. The increase reflects continued growth in revenue, particularly from having Rogers Cable Inc. as a customer. We continued to allocate resources to support the growth of our business. Total revenue generated in the United States in the third quarter of fiscal 2008 was $2,242,500 and there was no such revenue in the same period of fiscal 2007. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the third quarter of fiscal 2008 was approximately $7,338,600 or 62.2% of Cancable Group’s total revenue compared to $6,860,000 or 76.5% for the three months ended September 30, 2007. The increase was primarily due to the acquisition of XL Digital. (b) AC Technical segment - Total revenue of AC Technical segment was $2,047,900 for the third quarter of fiscal year 2008 compared to $2,140,000 for the third quarter of fiscal year 2007. Contract revenue was $1,648,500 for the three months ended September 30, 2008 compared to $1,681,100 for the same period of fiscal 2007. The service revenue was $399,400 for the three months ended September 30, 2008, compared to $458,900 for the same period of fiscal 2007. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Direct Expenses (excluding depreciation): Direct expenses as a percentage of revenue for three months ended September 30, 2008 was $11,252,800 or 80.4% of revenues compared to $7,895,900 or 70.8% of revenues for the three month period ended September 30, 2007. The increase in direct expenses was driven predominantly by the continued growth of the service revenue from $6,711,500 for the three month period ended September 30, 2007 to $10,082,900 for the three month period ended September 30, 2008. The increase in percentage of the direct cost was primarily due to the initial training and set up cost of the new development in the United States. Total revenue generated in the United States in the third quarter of fiscal 2008 was $2,242,500 and there was no such revenue in the same period of fiscal 2007. (a) Cancable segment – Direct expenses of this segment were $10,082,900 for the three months ended September 30, 2008, which is comprised principally of labor expenses $7,452,900, vehicle expenses $950,400 and material cost $714,600. The increase in direct expenses is primarily due to the revenue growth discussed above. (b) AC Technical segment – Direct expenses of this segment was $1,098,600. The material cost was $626,200 or 30.6% of the AC Technical revenue for the three months ended September 30, 2008 compared to $788,900 or 36.9% of revenues in the same period of fiscal 2007. The decrease in percentage of material costs was mainly due to some contracts having less material needs. On the other hand, the labor and subcontractor cost increased to $457,800 or 22.3% of AC Technical revenues for the three months ended September 30, 2008 and $504,500 or 23.6% of AC Technical revenues for fiscal 2007. The increase in labor and subcontractor cost was mainly due to the increase in revenue.

Project cost: Project cost was decreased to $269,300 or 1.9% of revenue for the three months ended September 30, 2008, compared to $328,300 or 2.9% for the same period of fiscal year 2007. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $156,600 in the third quarter of fiscal 2008 compared to $202,500 for the same period of fiscal 2007. The decrease was mainly due to the decrease in the number of indirect staff. Automobile and travel expenses increased to $78,500 for the three months ended September 30, 2008 compared to $74,600 for the same period of fiscal 2007due to more travel by our staff this year.

Selling expense: Selling expense was $259,400 or 1.9% of revenues for the third quarter of 2008 compared to $193,200 or 1.7% of revenues for the first quarter of fiscal 2007. Selling expenses were mainly related to AC Technical segment. As at September 30, 2008, AC Technical segment has the same number of salespersons, 5, as it did at September 30, 2007. Salaries and commission to salespersons for the three months ended September 30, 2008 was $141,800 compared to $141,600 for the same period of fiscal 2007 amount to no material fluctuation. The advertising and promotion and trade show expenses were $23,600 in the third quarter of fiscal 2008 compared to $23,700 for the same period of fiscal 2007.

General and administrative expenses: General and administrative expenses were $2,745,500 or 19.6% of revenues for the three month period ended September 30, 2008 compared to $1,448,700 or 13.0% for the same period of fiscal 2007. The balance for the three months ended September 30, 2008 is mainly comprised of $114,500 of professional fees related to preparation of the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $413,200 for the three month period ended September 30, 2008 compared to $289,500 for the same period last year. Total salaries and benefits to administrative staff were $2,409,200 for the third quarter of 2008 compared to $622,200 for the same period last year. The increase in salaries and benefits was a result of the Company hiring additional employees who were required for the expansion of the business.

Depreciation: Total depreciation of property plant and equipment was $728,500 for the third quarter of fiscal 2008 compared to $459,400 for the same period of last year. The increase in balance was primarily due to the addition of Company vehicles in the amount of $1,769,000.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $188,700 compared to $150,000 for the same period last year.

Interest and other Expenses: Interest and net other expenses for the three months ended September 30, 2008, was $1,880,500 or 13.4% of revenues compared to net expenses of $410,400 or 3.7% of revenues for the same period of fiscal 2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $69,700 compared to $45,500 for the same period of fiscal 2007. Additionally, net financing expenses decreased to $603,400 or 4.3% of revenues compared to $844,500 or 7.6% of revenues for the same period of fiscal 2007. The interest due with respect to the Company’s credit facility was $421,100 for the three months ended September 30, 2008 compared to $413,600 in the same period of 2007. The increase in the balance reflects the increase in outstanding payables of the term notes compared to the same period of the prior year. During this quarter, the Company sold common stock of 180 Connect Inc. (see Note 3) for an aggregate of $5,623,900 and the realized loss on the disposal of this investment was $822,900. There was no such balance in the same period of fiscal 2007. Additionally, the realized foreign currency translation loss for this quarter was $384,500 compared to foreign currency translation gain of $479,600 for the same quarter of fiscal 2007. The balance was related to the foreign currency translation of term notes (see Note 6).

Income taxes: No income tax was paid for the period ended September 30, 2008, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the three months ended September 30, 2008 was $3,330,000 compared to net income of $267,500 for the three month period ended September 30, 2007. The Company’s operating loss was $1,449,600 for the third quarter of fiscal 2008 compared to operating income of $677,900 for the same period of fiscal 2007. The loss was primarily attributed to the Company’s allocation of resources to grow the business in the United States and increased costs.

Results of Operations
Comparison of Nine Month Period Ended September 30, 2008 to Period Ended September 30, 2007

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first nine month period ended September 30, 2008, to the comparable period in 2007.

Sales: Sales for the nine month period ended 2008 increased 31.0% to $37,370,800 from $28,523,700 for the nine month period ended 2007. The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $31,073,100 for the nine month period ended 2008 from $22,784,600 for the same period in 2007.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”). Total revenue of this segment for the nine month period ended 2008 was $31,073,100 from $22,784,600 for the same period in fiscal 2007. The increase reflects continued growth in revenue, particularly from Cancable Group’s largest customer, Rogers Cable Inc. We continued to allocate resources to support the growth of our business. Total revenue generated in the United States for the nine month period ended September 30, 2008 was $3,460,100 and there was no such revenue for the same period of last year. Revenue from Rogers Capble Inc. for the nine month period ended September 30, 2008 was approximately $20,685,200 or 66.6% of Cancable Group’s total revenue compared to $17,078,800 or 75.0% for the nine months ended September 30, 2007. (b) AC Technical segment - Total revenue of AC Technical segment was $6,052,400 for the nine months ended September 30, 2008 compared to $5,632,200 for the nine months ended September 30, 2007. Contract revenue increased to $4,825,700 for the nine months ended September 30, 2008 compared to $4,505,000 for the same period of fiscal 2007. This increase was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. The service revenue has increased to $1,226,700 for the nine months ended September 30, 2008 from $1,120,000 for the same period of fiscal 2007. Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Direct Expenses (excluding depreciation): Direct expenses sold as a percentage of revenue for the nine months ended September 30, 2008 was $29,313,100 or 77.9% of revenues compared to $20,053,000 or 70.3% of revenues for the nine month period ended September 30, 2007. (a) Cancable segment – Direct expenses of this segment was $26,159,500 for the nine months ended September 30, 2008 which is mainly comprised of labor expenses $19,397,500, vehicle expenses $2,567,600 and material cost $1,943,300 (b) AC Technical segment – Direct expenses of this segment was $3,017,928. The material cost was $1,753,873 or 31.7% of the AC Technical revenue for the nine months ended September 30, 2008 compared to $2,015,900 or 35.8% of revenues in the same period of fiscal 2007. The decrease in percentage of the material cost was mainly due to some contracts requiring less material. On the other hand, the labor and subcontractor cost increased to $1,212,900 or 20.0% of AC Technical revenues for the nine months ended September 30, 2008, from $1,161,900 or 20.7% of AC Technical revenues for the nine month ended September 30, 2007 indicating no material fluctuation.

Project cost: Project cost was $861,400 or 2.3% of revenue for the nine months ended September 30, 2008, compared to $933,700 or 3.3% for the same period of fiscal year 2007. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $514,500 for the nine months ended September 30, 2008, compared to $542,000 for the same period of fiscal 2007. The decrease in expenses was mainly due to the decrease in indirect staff. The automobile and travel expenses were approximately $203,100 for the nine month period ended September 30, 2008 compared to $220,900 for the same period of fiscal 2007. The decrease in balance was mainly due to the decrease in number of vehicles and less travel for the nine months ended September 30, 2008.

Selling expenses: Selling expenses were $739,400 or 2.0% of revenues for the nine month period ended 2008 compared to $580,800 or 2.0% of revenues for the same period of fiscal 2007. Selling expenses were mainly related to the AC Technical segment. The balance for the nine months ended September 30, 2008 is mainly comprised of salaries and commission to salespersons of $399,800 compared to $361,100 for the same period of fiscal 2007. The increase was mainly due to the increase in commission for the increase in revenue and the hiring of additional employees. The advertising, promotion and trade show expenses were $91,300 for the nine months ended September 30, 2008, and $74,200 for the same period of fiscal 2006. There was no material fluctuation between the two periods.

General and administrative costs: General and administrative costs were $8,783,300 or 23.5% of revenues for the nine month period ended September 30, 2008 compared to $4,145,400 or 14.5% for same period of fiscal 2007. The balance for the nine month period ended September 30, 2008, is comprised of $466,900 of professional fees related to the preparation of the quarterly reports and other corporate matters. The investor relations expenses increased to $908,700 for the nine month period ended September 30, 2008, compared to $577,500 for the same period last year. Total salaries and benefits to administrative staff increased to $4,668,900 for the nine month period ended September 30, 2008 compared to $1,765,200 for the same period last year. The increase was mainly due to the increase in headcounts.

Depreciation: Total depreciation of property plant and equipment was $1,847,300 for the nine months ended September 30, 2008, compared to $1,210,300 for the same period of last year. The increase was mainly due to the addition of vehicles.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $568,600 compared to $450,000 for the same period last year.

Interest and other Expenses (Income): Interest and net other expenses for the nine months ended September 30, 2008, of $7,922,500 or 21.2% of revenues compared to net expenses of $1,223,400 or 4.3% of the revenues for the same period of fiscal 2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $159,600 compared to $137,400 for the same period of fiscal 2007. Additionally, net financing expenses increased to $6,419,800 or 17.2% of revenues compared to $2,143,800 or 7.5% of revenues for the same period of fiscal 2007. During the three months ended March 31, 2008, the Company entered into two financing arrangements in which the Company has issued 2,030,865 warrants with a value of $3,723,600. The interest due with respect to the Company’s credit facility was $1,052,500 for the nine months ended September 30, 2008 compared to $1,260,102 in the same period of 2007. The decrease in the balance was due to the decrease in interest rate and outstanding payables of the term notes. During the third quarter of fiscal 2008, the Company sold common stock of 180 Connect Inc. (see Note 3) for an aggregate of $5,623,900 and the realized loss on the disposal of this investment was $822,900. There was no such balance in the same period of fiscal 2007. Additionally, the realized foreign currency translation loss for nine months ended September 30, 2008 was $520,300 compared to foreign currency translation gain of $1,057,800 for the nine months ended September 30, 2007. The balance was related to the foreign currency translation of term notes (see Note 6).

Income taxes: No income tax was paid for the period ended September 30, 2008 which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss: Net loss for the nine months ended September 30, 2008 was $12,664,800 compared to net loss of $72,900 for the nine month period ended September 30, 2007. The Company’s operating loss was $4,742,200 for the nine months ended 2008 compared to operating income of $1,150,500 for the same period of fiscal 2007. The loss was primarily attributed to the financing transactions in January 2008 and the Company’s allocation of resources to grow the business in the United States.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2008, we had $5,625,200 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2008, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets, improve inventory management and accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities: Net cash used in operating activities amounted to $2,352,200 for the nine months ended September 30, 2008. The changes in operating assets and liabilities resulted in net cash of $302,980, which included a $735,400 increase in accounts receivable, a $7,900 increase in inventory, a $547,000 increase in prepaid expenses, a $1,372,600 increase in accounts payable, a $177,800 increase in income tax recoverable and a $43,000 increase in deferred revenue.

Comparison of the balance sheet as at September 30, 2008 to December 31, 2007

Accounts Receivable

Our accounts receivable increased to $6,453,900 as at September 30, 2008 from $6,187,600 as at December 31, 2007. Accounts receivable of the Cancable segment was $4,523,400 as at September 30, 2008 compared to $3,989,100 as at December 31, 2007. The increase in balance was mainly driven by the increase in revenue. Accounts receivable of the AC Technical segment was $1,746,800 as at September 30, 2008 compared to $2,083,200 as at December 31, 2007. The decrease in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at September 30, 2008 was $1,032,900 compared to $1,043,800 as at December 31, 2007. The inventory of the Cancable segment as at September 30, 2008 was $398,400 compared to $363,600 as at December 31, 2007. There was no material fluctuation from the fiscal year ended December 31, 2007. The inventory of AC Technical segment as at September 30, 2008 was $541,500 compared to $638,900 as at December 31, 2007. The level of inventory was higher as at December 31, 2007 as we had purchased inventory close to year end required for work to be started during the first quarter of 2008.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $6,879,700 as at September 30, 2008 from $6,074,200 as at December 31, 2007. The increase was mainly due to the timing of payments to our suppliers and also the increase in our direct and indirect expenses during the nine month period ended September 30, 2008.

Deferred Revenue

Deferred revenue increased to $125,000 as at September 30, 2008 compared to a balance of $91,900 as at December 31, 2007. This increase was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The decrease in income taxes recoverable was mainly due to the Company’s receipt of a refund from the Government relating to the losses carried back to prior years and investment tax credits.

Net Cash Used in Investing Activities. Net cash used in by investing activities was $3,595,500 for the nine months ended September 30, 2008, compared to $543,500 used for the nine months ended September 30, 2007. As a result of the sale of the investment in July 2008, the Company received cash in the amount of $5,623,900. The total purchase of property and equipment of the Company was $1,777,300 for the period ended September 30, 2008 and $660,700-for the period ended September 30, 2007.

 Net Cash Provided From Financing Activities. Net cash provided by financing activities was $2,376,200 for the nine months ended September 30, 2008 compared to net cash used of $1,485,900 for the nine months ended September 30, 2007. Last year’s balance mainly represents the repayment of capital leases and term notes in the amount of $1,703,500. The current year balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $2,267,300. The balance was offset with the repayment of term notes and capital leases in the amount of $2,225,500. Additionally, the Company has issued a term loan to LV Administrative Services, Inc. in the amount of $2,500,000 with total financing cost of $167,380. Total net proceeds from this term loan were $2,332,620.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained funding through a series of agreements with Laurus. In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable. Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000. We completed a refinancing transaction with Laurus in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled. In September 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares of common stock, respectively, of the Company with an exercise price of $0.01 per share. The loans are secured by all of the assets of the Company and all its subsidiaries.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Dominic Burns, President and Chief Executive Officer
Dated: November 14, 2008