Form 10-K
period 2008-12-31
CREATIVE VISTAS INC
filed 2009-03-31
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K
______________

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number:  0 - 16819
_______________________

CREATIVE VISTAS, INC.
(Exact name of registrant as specified in its charter)
_______________________

Arizona (State or Other Jurisdiction of Incorporation or Organization) 2100 Forbes Street Unit 8-10 Whitby, Ontario, Canada (Address of Principal Executive Offices)	86-0464104 (I.R.S. Employer Identification No.) L1N 9T3 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 905-666-8676

_______________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, No Par Value
(Title of Class)
_______________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):     Yes ☒  No ☐

Large Accelerated Filer  ☐                                                                 Accelerated Filer ☐

Non-Accelerated Filer  ☐                                                                Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes                       ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $9,783,580 (8,894,168 Shares at $1.1).

At March 31, 2009, the number of shares outstanding of the registrant’s common stock, no par value (the only class of common stock), was 37,391,761.

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

PART I

ITEM 1	BUSINESS

Corporate Background and Overview

Creative Vistas, Inc. was incorporated in the state of Arizona on July 18, 1983.  We are a leading provider of security-related technologies and systems. We also provide the deployment of broadband services to the commercial and residential market.  We primarily operate through our subsidiaries, AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security-related technologies and systems.  AC Technical Systems is responsible for all of our revenues in the security sector for 2008.  It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.  Iview DVSI is responsible for providing video surveillance products and technologies to the market.

On December 31, 2005, we acquired Cancable Inc. (“Cancable”) through our wholly owned Delaware subsidiary, Cancable Holding Corp.  Cancable is in the business of providing the deployment and servicing of broadband technologies in both residential and commercial markets.  Cancable has offices in Ontario, Canada.  All related documents were disclosed in Form 8-K/A filed on January 6, 2006.  In October 2007, we entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. All related documents were disclosed in Form 8-K filed on October 17, 2007.  We incorporated 2141306 Ontario Inc. (“OSS-IM”) as a subsidiary of Cancable in 2007. OSS-IM specializes in research and development of proprietary BI software. The current version of BI software manages data from over a million multi-faceted transactions fulfilled annually by Cancable for its large cable-system customers. Wireless and web enabled, the software provides automated intelligent decision-making for managing customer transactions, vehicles, technicians, supply chains, HR-related functions and other activities.

Today, our operations are divided into two distinct operating segments: (a) security and surveillance products and services, and (b) broadband deployment and provisioning services.  Through AC Technical Systems we provide integrated security solutions to our commercial customer base.  Through Cancable, XL Digital and OSS-IM, we provide broadband deployment and provisioning services to residential, as well as web based support and business markets.

The current corporate structure is as follows:

Security and Surveillance Products and Services

AC Technical Systems is focused on the electronic security segment of the security industry.  Through our technology integration team of engineers, we integrate various security related products to provide single source solutions to our growing customer base.  Our design, engineering and integration facilities are located in Ontario, Canada.  We operate through our Iview DVSI subsidiary to build out Digital Video Management Systems (DVMS) to provide PC based video management systems to the surveillance market.  Iview is a product company and sells to distributors and integrators in North America.  Iview is in the early stages of building a strong consistent sales and marketing team to begin contributing revenues to us.

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

The security industry is highly fragmented with a large number of manufacturers, dealers, distributors, integrators and service groups.  All of these parties provide part of the entire solution to the customer.  Customers prefer a one-stop shop that provides them with the entire solution and also designs and customizes a solution that fits their needs.  This solution may include custom design of hardware, software, along with highly sophisticated integration work.  In most cases the cost to the customer is higher when using a large number of parties as opposed to one efficient integrator.  We believe that when many parties are involved in providing a solution to the customer, many needs of the customer may not be addressed.  The amount of time a customer has to devote to build multiple relationships as opposed to one relationship is substantial.  There are also tendencies for different parties to “pass the blame” to the other party when it comes to technical and service issues with the project.  As a result, the customer prefers dealing with one source that can handle all issues and be accountable for an entire project.  There are a limited number of companies besides us that are capable of providing this entire integrated solution.  Providing such a solution requires years of experience, infrastructure for performing all six core functions that we provide, access to technologies and a significant commitment to maintaining a satisfied customer.

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

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada.  We may receive grants and tax credits for projects and product development if they qualify for the program.  Our product development department develops new products and also enhances existing products.  We have the capability to build various forms of hardware and software modules.  Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products.  This is one of the differentiating factors between our competitors and us.  Our research and development expenses were approximately $530,600 in fiscal year 2008 and $289,800 in fiscal year 2007.  Expenses include engineering salaries, costs of development tools and equipment.  None of the expenses were borne directly by customers.

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

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations.  For the years ended December 31, 2008 and December 31, 2007, our revenue from service and maintenance was $1,540,400 and $1,544,400 respectively.

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

Backlog

Our backlog consists of written purchase orders and contract, we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months.  All of these orders and contracts are subject to cancellation at any time.  As of December 31, 2008, our backlog was approximately $2,500,000.

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

Employees

As of December 31, 2008, Cancable has a staff of over 400 employees and A.C. Technical Systems has a staff of 49 full time employees including our officers, of whom 32 were engaged in systems installation and repair services, 11 in administration and financial control and 6 in marketing and sales.

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

Broadband deployment and provisioning services

We operate through our subsidiaries Cancable Inc., XL Digital Services Inc., OSS-IM and Cancable, Inc. (together the “Cancable Group”), located in Ontario, Canada to provide and deploy broadband services. Cancable Inc. and XL Digital Services Inc. were subsequent acquisitions. Cancable Group has re-branded its doing business as name to Dependable HomeTech in 2008.

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

Ross Jepson, President and CEO, joined Cancable in December, 2001 after many years in the cable industry; most notably as President of Cablenet, Managing Director of Videotron, Executive Vice President for Cableworks Communications and Chief Operating Officer of IT Canada. With over 25 years of local, national and international management experience in Operations and Business Development, Ross has a keen ability to capitalize on emerging trends and value-adds to existing services. A true visionary and engaging leader, Ross is an integral part of the Dependable HomeTech success story and continues to lead the way as the company grows and diversifies.

Andy Westcott, Senior Vice President, Operations, joined Cancable in July, 2008, and brought with him a great deal of knowledge and expertise in the communications and contracting industries. As President and CEO of Alentron, Andy provided installation and service work for both Rogers Cable and Cogeco Cable. Previously a President of both Entourage Technology Solutions and of Bell Technical Solutions, Andy has played an integral role in all aspects of the installation, repair field services, and structured cabling components for both residential and commercial customers.

Mark Thompson, Senior VP OSS-IM, joined Cancable in November 2004, bringing a unique blend of Finance, Human Resources and Information Technology expertise to the team. With over 10 years of technology & field service related industry experience, Mark has held a wide variety of Finance and Operations Support roles that span large corporations, entrepreneurial/consulting companies, and mid-size "turn-around" organizations. He has been instrumental in leveraging the synergies created through the teaming of Finance, HR and IT, to deliver best in class Operational and Administrative Support services and technologies to the customer facing teams.

Cheryl Lewis, Vice-President, Dependable HomeTech Services, leads the Operational and Business Development for Dependable HomeTech's Technology division. Prior to joining Cancable  in 1997, Cheryl spent 10 years in the Hospitality industry, gaining a wealth of knowledge in Sales and Customer Service. Throughout her career with Dependable HomeTech she has been involved in the operations of our field services team, as well as Customer Service for both Ontario and US Operations. Currently she is responsible for all Operations and growth initiatives for our call center and Dependable Home initiatives.

Catherine Lewis, P. Eng., MBA, CMA, Chief Financial Officer,  joined Cancable in March 2009 and brings over 20 years of accounting and finance experience.  She has held senior finance roles in the IT, telecom and technology sectors encompassing the full spectra of service, product and manufacturing. Companies included CompuCom/CCSI, Telus, AT&T Canada and Nortel. Ms. Lewis is responsible for finance and accounting functions for Cancable.

Georgina Whitehead, CHRP, Director Human Resources, joined Cancable in January 2008 with strategic Human Resources experience at Bell Canada IP Solutions - their VOIP subsidiary as well as experience in entrepreneurial environments in the IT server based computing and security businesses. Georgina operates at a business partner level evaluating the needs of the business and matching them with the needs of the employees providing recommendations on how to improve the employee experience more efficiently.

Cancable believes that there is a large and growing market for its services and the demand for its services are growing as:

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

Rogers Cable Inc.

Rogers Cable Inc. is Cancable Group’s largest customer employing more than 250 of our field technicians as of December 31, 2008.  In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity.  This number is down from 22 contractors three years ago.  Over the past two years, as a result of the vendor consolidation and its top rated performance, Cancable Group has emerged as Rogers’ primary contractor in the Greater Toronto Area with approximate 40% share of completed work orders

In addition to installation and service work, Cancable has finalized a new three year agreement that extends the types of services it will be performing. As evidence of Rogers growing dependency on Cancable, Rogers has requested that Cancable supplement its Tier 2 and Tier 3 customer service programs, something that is presently handled only by Rogers personnel.  In this service, a call is transferred from Rogers’ customer service department to DependableIT, Cancable’s branded technical support center, after Rogers determines that it is not directly a Rogers cable related problem.  DependableIT’s remote diagnostic tools provide it with a complete situational review of the customer’s site.  In these instances, the charge is billed to the customer’s credit card before assistance is provided.  With the Tier 3 service, a field service visit is required and a Cancable technician is dispatched to the customer’s location with rates charged on an hourly basis for residential and commercial customers.  Again, this service is presently provided by Rogers personnel only.

Cogeco Cable Inc.

Cancable’s current field supporting work with Cogeco is limited to the Windsor, Ontario area.  In November 2003, Cancable assumed exclusive responsibility for all Cogeco-related installation activity.  Cancable is currently in discussions on a new two year contract.  Under this contract, Cancable’s 20 technicians will be co-located in Cogeco’s facility and the current residential install business will be expanded to include commercial work including all Cogeco commercial Internet sales and technical calls.  DependableIT will charge a per call fee for support, and most significantly, earn commission on services sold.  In addition the service offering is expanding into Tier 2 service – residential, similar to that currently being provided to Rogers.

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

ITEM 1A.               RISK FACTORS

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

Cancable Group, one of our major subsidiaries, relies on certain large clients for a significant portion of our revenues

Cancable Group currently derives a significant portion of its revenues from a limited number of clients.  For the fiscal year ended December 31, 2008, Rogers Cable TV Limited accounted for approximately 54% of Cancable’s revenues.  The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints.  Cancable Group’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice.  As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period.  A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business.  If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

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

As of December 31, 2008, there were 13,268,483 shares of common stock issuable upon the exercise of warrants and 3,068,155 shares issuable upon the exercise of options. 2,939,000 shares were related to the Employee Stock Options (see Note 13 in the Financial Statements). Also, included in the balance, 12,528,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options were issued to Laurus Master Fund, Ltd and its related entities, Erato Corporation, Valens Offshore Fund and  Valens U.S. Fund, LLC and PSource Structured Debt Limited (“Laurus”).  Additionally, there were 49 shares of common stock of Cancable issuable upon the exercise of options and 20 shares of common stock of Iview issuable upon the exercise of options to Laurus. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term notes as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or certain additional share issuances at prices below the then effective exercise or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants and options.

Because our directors own approximately 76.5% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders

Our directors own approximately 76.5% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues

A portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on our $16,940,114 principal amount of term notes are approximately $1,750,000, $5,874,999, $6,815,115 and $2,500,000 from 2009 to 2013. In addition, interest on the notes is payable on a monthly basis. We also have a series of other notes payable totaling $1,745,900 as of December 31, 2008. The $1,500,000 promissory note included in other notes payable, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term.  The remaining balance of other notes payable in the amount of $245,900 (CAD$300,000) was issued by Cancable Inc. for the acquisition by its subsidiary, Cancable XL, of XL Digital Services Inc. The total consideration to be paid by Cancable XL for the shares of XL Digital was an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration will be paid in notes, warrants to acquire stock of the Company and cash, with the total balance due on January 5, 2009. There is a disagreement with the seller regarding the calculation of the purchase price. The Company is in the process of determining the final purchase price. The term notes are secured by all of our assets.  Interest on term notes are settled in cash. However, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt.  In any liquidation of us, the holders of our debt (including The Malar Trust) would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

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

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:
A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2009, this extra 21.5% totaled approximately $100,000.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of this Annual Report on Form 10-K and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (http://www.creativevistasinc.com/) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                 PROPERTIES

Our office is located at 2100 Forbes Street, Units 8-10, Whitby, Ontario, Canada L1N 9T3.  The premises, which were purchased in 2002, consist of approximately 5,900 square feet on the ground floor and 2,200 square feet on the second floor.  Additionally, we have another major office location at 2321 Fairview St. Burlington, Ontario L7R 2E3 which services the Cancable Group. The premises, which were rented in 2003, consist of approximately 7,600 square feet.  We believe that these offices are adequate for our present purposes and planned expansion.  Furthermore, we believe these offices are in good condition and adequately covered by insurance.

ITEM 3.                 LEGAL PROCEEDINGS

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS.”  At December 31, 2008, the bid price was $0.20 per share and the ask price was $0.31 per share.  The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule.  See “Risk Factors—Penny Stock.”  The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated.  These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2007	$0.29	$1.25
June 30, 2007	$0.70	$2.60
September 30, 2007	$1.95	$3.07
December 31, 2007	$2.05	$2.88
March 31, 2008	$0.81	$2.65
June 30, 2008	$0.80	$2.00
September 30, 2008	$0.55	$1.50
December 31, 2008	$0.13	$1.00
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

As of March 31, 2009 there were 267 holders of our Common Stock.  We have 37,391,761 outstanding shares of Common Stock.

Our agreements with Laurus prohibit us from declaring or paying any dividends on our Common Stock.

For information regarding securities authorized for issuance under equity compensation plans (pursuant to Item 201(d) of Regulation S-K), please see the information provided under Item 12 of this Form, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 30, 2008, the Company entered into a Warrant Purchase Agreement with Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. (collectively, the “Sellers”) pursuant to which the Company purchased and acquired from the Sellers, warrants to purchase 450,000 shares of common stock at an exercise price of $0.01 per share of 180 Connect Inc., (the “180 Connect Warrants”).

Also on January 30, 2008, the Company entered into a non-binding letter of intent with Valens U.S. Fund, LLC (the “Letter Agreement”) in which Valens U.S. Fund, LLC confirmed its current intention to provide up to $4,000,000 in financing to a subsidiary of the Company. The Letter Agreement is only an expression of the present intentions of the parties and no binding legal obligation will exist until the parties sign a definitive agreement. The Company issued a warrant to purchase 292,500 shares of common stock at an exercise price of $0.01 per share.

The aggregate purchase price paid by the Company in exchange for the 180 Connect Warrants and the Letter Agreement was $1,580,790 paid by the Company by delivery to the Sellers of common stock purchase warrants, exercisable in the aggregate into up to 798,750 shares of common stock of the Company at an exercise price of $0.01 per share. The purchase price was allocated by the Company as follows: (a) $1,001,909 for the 180 Connect Warrants by delivery to the Sellers of warrants to purchase 506,250 shares of common stock of the Company at an exercise price of $0.01 per share and (b) $578,881 for the Letter Agreement warrants to purchase 292,500 shares of common stock of the Company.

In July 2008, the Company sold all of its shares of 180 Connect Inc. for $1.80 per share.  Total cash received for the transaction was $5,623,933. The Company does not own any shares or warrants of 180 Connect Inc. as at December 31, 2008.

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

Results of Operations

Comparison of Year Ended December 31, 2008
to Year Ended December 31, 2007

Sales:  Sales were $48,470,000 for the year ended December 31, 2008, compared to $39,991,100 in 2007, representing an increase of $8,478,900 or 21.2%. The double-digit percentage growth in revenue was mainly due to our expansion in the United States in 2008.  Total revenue generated from the United States was $5,591,800 in Fiscal Year 2008 and there was no such revenue in Fiscal Year 2007.

(a) Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $40,649,500 in 2008 as compared to $32,316,400 in 2007. In October 2007, we acquired XL Digital which is incorporated under the laws of Ontario and has the same principal business activity as Cancable Inc. XL Digital, with over 70 employees, provides its deployment and provisioning services for Rogers Cable Inc. within two territories where the Company did not previously have a presence. Total revenue of this segment for Fiscal Year 2008 was $5,323,900 as compared to $1,081,700 for Fiscal Year 2007.  The increase reflects continued growth in revenue, particularly from having Rogers Cable Inc. as a customer. We continued to allocate resources to support the growth of our business.  We were awarded three two-year contracts with Cox Communications, Inc. and Time Warner Inc. to provide installation and repair services to cable customers in Louisiana and Charlotte. Total revenue generated in the United States for Fiscal Year of 2008 was $5,542,900 and there was no such revenue in Fiscal Year 2007. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for Fiscal Year 2008 was approximately $26,054,800 or 64.1% of Cancable Group’s total revenue compared to $24,397,100 or 74.5% for Fiscal Year 2007. The increase was primarily due to the acquisition of XL Digital. (b) AC Technical segment - Total revenue of AC Technical segment was $7,541,200 for Fiscal Year 2008 compared to $7,531,300 for Fiscal Year 2007. Contract revenue was $6,209,600 for Fiscal Year 2008 compared to $6,083,900 for Fiscal Year 2007.  The service revenue was $1,540,400 for Fiscal Year 2008, compared to $1,544,400 for Fiscal Year 2007.  Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Direct Expenses (excluding depreciation):  Direct expenses were $38,776,000 or 80.0% of revenues for the year ended December 31, 2008, compared to $28,329,200 or 70.8% of revenues for same period in  2007. The increase in direct expenses was driven predominantly by the continued growth of the service revenue from $33,860,900 for Fiscal Year 2007 to $42,188,900 for Fiscal Year 2008.  The increase in percentage of the direct cost was primarily due to the initial training and set up cost of the new development in the United States. Total revenue generated in the United States in Fiscal Year 2008 was $5,591,800 and there was no such revenue in Fiscal Year 2007. (a) Cancable segment – Direct expenses of this segment were $34,714,100 for the year ended December 31, 2008, which is comprised principally of labor expenses $25,266,900, vehicle expenses $3,240,900 and material cost $2,527,200.  The increase in direct expenses is primarily due to the revenue growth discussed above. (b) AC Technical segment – Direct expenses of this segment were $3,868,900. The material cost was $2,208,900 or 29.3% of the AC Technical revenue for the year ended December 31, 2008 compared to $2,657,700 or 35.3% of revenues in the same period of fiscal 2007. The decrease in percentage of material costs was mainly due to some contracts having less material needs. On the other hand, the labor and subcontractor cost increased to $1,598,900 or 21.2% of AC Technical revenues for Fiscal Year 2008 and $1,414,900 or 18.8% of AC Technical revenues for fiscal 2007.  The increase in labor and subcontractor cost was mainly due to the increase in revenue.

Project cost: Project cost was decreased to $1,084,700 or 2.2% of revenue for the year ended December 31, 2008, compared to $1,311,600 or 3.3% for the same period in 2007. Project cost was mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $654,100 in Fiscal Year 2008 compared to $758,000 for Fiscal Year 2007.  The decrease was mostly due to the decrease in the number of indirect staff. Automobile and travel expenses decreased to $265,300 for Fiscal Year 2008 compared to $309,700 for Fiscal Year 2007 due to less travel by our staff this year.

Selling expense: Selling expense was $942,700 or 1.9% of revenues for the year ended December 31, 2008 compared to $797,760 or 1.2% of revenues for the same period in 2007. Selling expenses were mainly related to AC Technical segment.  As at December 31, 2008, AC Technical segment has the same number of salespersons, 5, as it did at December 31, 2007. Salaries and commission to salespersons for Fiscal Year 2008 was $546,100 compared to $504,000 for Fiscal Year 2007 with no material fluctuation.  The advertising and promotion and trade show expenses were $98,700 in Fiscal Year 2008 compared to $84,100 for Fiscal Year 2007.

General and administrative expenses: General and administrative expenses were $10,452,400 or 21.6% of revenues for the year ended December 31, 2008 compared to $5,639,800 or 14.1% for the same period in 2007. The balance for the Fiscal Year 2008 is mainly comprised of $542,100 of professional fees related to preparation of the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $1,272,000 for Fiscal Year 2008 compared to $486,300 for Fiscal Year 2007.  Included in the balance, there was $1,048,200 relating to non-cash expenses compared to $626,000 for the year ended December 31, 2007. Total salaries and benefits to administrative staff were $5,699,000 for Fiscal Year 2008 compared to $2,553,700 Fiscal Year 2007. The increase in salaries and benefits was a result of the Company hiring additional employees who were required for the expansion of the business.

Depreciation: Total depreciation of property plant and equipment was $2,571,400 for the year ended December 31, 2008 compared to $1,783,200 for the same period in 2007.  The increase in balance was primarily due to the capital expenditures incurred during the year in the amount of $3,644,900.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $751,800 compared to $637,500 for Fiscal Year 2007.

Interest and other Expenses:  Interest and net other expenses for the year ended December 31, 2008 were $12,803,500 or 26.4% of revenues compared to net expenses of $2,073,700 or 5.2% of revenues for the same period in  2007. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $234,800 compared to $182,400 for Fiscal Year 2007.  Additionally, net financing expenses increased to $7,041,980 or 14.5% of revenues compared to $2,955,100 or 7.4% of revenues for Fiscal Year 2007.  The interest due with respect to the Company’s credit facility was $1,481,400 for the year ended December 31, 2008 compared to $1,645,100 for the same period in 2007.  The increase in the balance reflects the increase in outstanding balances of the term notes compared to the same period of the prior year.  During 2008, the Company sold common stock of 180 Connect Inc. for an aggregate of $5,623,900 and the realized loss on the disposal of this investment was $822,900. In addition, the Company issued warrants related to proposed financings valued at $3,723,566 which was charged to financing costs. There was no such balance in the same period of fiscal 2007. Additionally, the realized foreign currency translation loss for this year was $1,641,300 compared to foreign currency translation gain of $1,063,900 for Fiscal Year 2007. The balance was related to the foreign currency translation of term notes.  During 2008, the Company also recorded an impairment charge of $3,062,400.

Income taxes:  No income tax was paid for the year ended December 31, 2008, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the the year ended December 31, 2008 was $18,912,500 compared to net loss of $581,700 for the same period in 2007. The Company’s operating loss was $6,109,000 for the year ended December 31, 2008 compared to operating income of $1,492,100 for the year ended December 31, 2007.  The loss was primarily attributed to the Company’s allocation of resources to grow the business in the United States and increased costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2008, we had $4,770,300 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs.  During Fiscal Year 2009, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used by operating activities amounted to $2,125,500 for Fiscal Year 2008. The changes in operating assets and liabilities resulted in net cash provided of $1,157,800, which included a $309,600 decrease in accounts receivable, a $60,800 decrease in inventory, a $527,100 increase in prepaid expenses, a $1,050,900 increase in accounts payable, a $206,700 decrease in income taxes recoverable and a $53,000 increase in deferred revenue.

Comparative balance sheet as at December 31, 2008 to December 31, 2007

Accounts Receivable

Our accounts receivable decreased to $4,571,300 as of December 31, 2008 from $6,187,600 as of December 31, 2007.  Accounts receivable of Cancable as at December 31, 2008 was $2,912,200 compared to $3,989,100 as at December 31, 2007.  The decrease was attributable to the timing of payment by our customers. Accounts receivable of the AC Technical segment was $1,547,500 as at December 31, 2008 compared to $2,083,200 as of December 31, 2007.  The decrease was mostly due to the timing of payment by our customers.

Inventory

Inventory on hand on December 31, 2008 decreased to $829,300 compared to $1,043,800 as of December 31, 2007. Inventory of the AC Technical segment was $421,700 compared to $639,000 as of December 31, 2007.  The decreased level of inventory of the AC Technical segment was associated with less purchases required for the sales expected in the first quarter of 2009.  Inventory at the Cancable segment was decreased to $319,600 as at December 31, 2008 from $363,600 as at December 31, 2007.  There was no material fluctuation of the balances.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased to $5,800,000 compared to $6,074,200 as of December 31, 2007. The balance for the AC Technical segment was $1,274,900 as of December 31, 2008 compared to $2,245,000 as of December 31, 2007.  Accounts payable for Cancable Group was $4,244,928 as at December 31, 2008 compared to $3,348,000 as at December 31, 2007.  The increase in balance was mainly due to the increase in purchases of material in the last three months and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $118,600 at December 31, 2008 compared to the balance of $91,900 as at December 31, 2007. This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Received in Investing Activities.  Net cash provided by investing activities was $2,867,800 for the year ended December 31, 2008, compared to $719,200 used in investing activities for the year ended December 31, 2007. As a result of the sale of the 180 Connect Shares investment in July 2008, the Company received cash in the amount of $5,623,900. The total purchase of property and equipment of the Company was $2,507,500 for the twelve months ending December 31, 2008 and $847,900 for the year ended December 31, 2007.

Net Cash Provided From Financing Activities.  Net cash provided by financing activities was $1,653,700 for Fiscal Year 2008 compared to net cash used of $1,394,800 for Fiscal Year 2007. Last year’s balance mainly reflects the repayment of capital leases and term notes in the amount of $1,746,400.  The current year balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $1,993,100.  The balance was offset with the repayment of term notes and capital leases in the amount of $2,662,300. Additionally, during fiscal year 2008, the Company has received a term loan from LV Administrative Services, Inc. in the amount of $2,500,000 with total financing cost of $230,800. Total net proceeds from this term loan were $2,269,200.

Our capital requirements have grown since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. On September 30, 2004, we obtained funding through a series of agreements with Laurus.  In 2006, through our wholly owned subsidiary, we acquired all of the issued and outstanding shares of capital stock and any other equity interests of Cancable.  Simultaneously, Cancable entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000.  We completed a refinancing transaction with Laurus in February 2006; we issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Simultaneously with the closing of this refinancing transaction, we paid off the entire outstanding principal amount and all obligations due to Laurus under the Secured Convertible Term Note dated September 30, 2004, the Secured Convertible Minimum Borrowing Note dated September 30, 2004 and the Secured Revolving Note dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled. In September 2008, the Company and  its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of  $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and Valens U.S. are entities related to Laurus. The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares of common stock, respectively, of the Company with an exercise price of $0.01 per share. The loans are secured by all of the assets of the Company and all its subsidiaries.

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

Commitments
We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our convertible notes and promissory notes due to Laurus and other parties.  In addition, we have also entered into an operating lease for our vehicles, computer and office equipment. The total minimum annual payments for the next five years are as follows:

Payments due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Term notes	$15,812,290	$1,750,000	$5,874,999	$6,815,115	$-	$1,372,176	$-
Other Notes Payable	245,902	245,902	-	-	-	-	-
Note payable to related parties	1,500,000	-	-	-	-	-	1,500,000
Capital leases*	7,977,875	2,715,418	2,239,300	1,592,513	1,430,644	-	-
Operating leases	1,834,454	475,553	433,166	330,915	302,565	292,255	-
Commitments related to consulting agreements	1,352,227	669,548	268,595	268,595	145,489	-	-
	$28,722,748	$5,856,421	$8,816,060	$9,007,138	$1,878,698	$1,664,430	$1,500,000

* The balance represents monthly principal and interest payment.

The figures in the above table do not include interest costs.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss), stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2008 and 2007, and results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Stark Winter Schenkein & Co., LLP

Denver, Colorado

March 31, 2009

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2008	2007
Assets
Current Assets
Cash and bank balances	$4,770,337	$1,960,340
Accounts receivable, net of allowance for doubtful accounts $323,183 (2007-$405,432)	4,571,327	6,187,551
Income tax recoverable	188,525	448,126
Inventory	829,318	1,043,815
Prepaid expenses	289,638	270,930
Due from related parties	2,094	2,581
Total current assets	10,651,239	9,913,343
Property and equipment, net of depreciation	9,214,623	6,352,014
Deposits	460,376	125,498
Goodwill	-	3,101,598
Restricted cash	-	53,430
Deferred financing costs, net	483,331	551,747
Intangible assets	850,136	1,717,003
Deferred income taxes	35,343	37,547
	$21,695,048	$21,852,180
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank Indebtedness	$1,581,912	$-
Accounts payable	2,611,951	3,328,740
Accrued salaries and benefits	1,723,506	1,555,981
Accrued commodity taxes	183,614	191,204
Accrued liabilities	1,280,990	998,287
Current portion of obligation under capital leases	2,125,312	1,195,366
Deferred income	118,595	91,900
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	2,240,356
Other notes payable	245,902	303,030
Due to related parties	6,292	8,143
Total current liabilities	11,653,932	9,938,865
Term notes	14,062,290	13,565,421
Notes payable to related parties	1,500,000	1,500,000
Other payable	-	303,030
Obligation under capital lease	4,554,240	3,184,103
Due to related parties	189,237	233,203
	31,959,699	28,724,622
Stockholders' (deficiency)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,224,926 at December 31, 2008 and 34,494,623 at December 31, 2007 issued and outstanding
Common stock	6,488,137	1,439,307
Additional paid-in capital	14,005,627	4,958,871
Accumulated (deficit)	(31,357,923)	(12,445,468)
Accumulated other comprehensive income (losses)	599,508	(825,152)
	(10,264,651)	(6,872,442)
	$21,695,048	$21,852,180

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Operations and Comprehensive (Loss)
For the years ended December 31	2008	2007
Contract and service revenue
Contract	$6,209,601	$6,083,768
Service	42,188,944	33,860,869
Others	71,497	46,431
	48,470,042	39,991,068
Direct Expenses (excluding depreciation)
Contract	4,061,916	4,203,159
Service	34,714,119	24,126,027
Project Expenses	1,084,688	1,311,646
Selling Expenses	942,688	797,759
General and administrative expenses	10,452,417	5,639,760
Depreciation expense	2,571,426	1,783,129
Amortization of intangible assets	751,753	637,539
	54,579,007	38,499,019
Income (loss) from operations	(6,108,965)	1,492,049
Interest expenses and other expenses (income)
Net financing expenses	7,041,978	2,955,063
Goodwill impairment	3,062,432	-
Realized loss on disposal of available for sale securities	822,916	-
Amortization of deferred charges	234,835	182,430
Foreign currency translation (gain) loss	1,641,329	(1,063,838)
	12,803,490	2,073,655
(Loss) before income taxes	(18,912,455)	(581,606)
Income taxes	-	-
Net (loss)	(18,912,455)	(581,606)
Other comprehensive (loss):
Foreign currency translation adjustment	1,424,660	(707,416)
Comprehensive (loss)	$(17,487,795)	$(1,289,022)
Basic and diluted weighted-average shares	36,899,525	33,847,266
Basic and diluted earnings (loss) per share	$(0.51)	$(0.02)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ (Deficiency)
Years Ended December 31, 2007 and 2008

	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive (losses)	Total Stockholders’ (deficiency)
Balance, January 1, 2007	33,253,358	$517,990	$3,887,706	$(11,863,862)	$(117,736)	$(7,575,902)
Stock-based compensation	550,516	892,624	-	-	-	892,624

Stock issued for the exercise of the options or warrants	690,749	28,693	-	-	-	28,693
Value of Stock Options issued to employees	-	-	176,123	-	-	176,123

Warrants issued to financial institution	-	-	895,042	-	-	895,042

Net Losses				(581,606)		(581,606)

Translation adjustment	-	-	-	-	(707,416)	(707,416)

Balance, December 31, 2007	34,494,623	1,439,307	4,958,871	(12,445,468)	(825,152)	(6,872,442)

Stock-based compensation	532,583	1,073,317	45,054	-	-	1,118,371

Stock issued for the exercise of the options or warrants	2,000	1,260	-	-	-	1,260

Value of Stock Options issued to employees	-	-	405,409	-	-	405,409

Warrants issued to financial institution for financing and deferred principal payment	-	-	1,839,395	-	-	1,839,395

Valuation of extension of warrants	-	-	560,736	-	-	560,736

Stock and warrants issued for available for sale securities	2,195,720	3,974,253	6,196,162	-	-	10,170,415

Net losses	-	-	-	(18,912,455)	-	(18,912,455)

Translation adjustment	-	-	-	-	1,424,660	1,424,660

Balance, December 31, 2008	37,224,926	$6,488,137	$14,005,627	$(31,357,923)	$599,508	$(10,264,651)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31,	2008	2007
Operating activities
Net (loss)	$(18,912,455)	$(581,606)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	2,571,426	1,783,129
Amortization of intangible assets	751,753	637,539
Amortization of deferred financing cost	234,835	182,430
Goodwill impairment	3,062,432	-
Loss on disposal of other investment	822,916
Gain on disposal of capital assets	16,120	(51,014)
Bad debt expenses	47,165	186,982
Foreign exchange	1,883,166	(1,262,978)
Stock-based compensation and interest expenses	5,837,750	1,632,093
Amortization of employee stock option	405,409	176,123
Changes in non-cash working capital balance
Accounts receivable	309,619	(1,668,916)
Inventory	60,826	(184,155)
Prepaid expenses	(527,119)	59,667
Accounts payable and other accrued liabilities	1,050,912	(322,429)
Deferred revenue	53,011	11,043
Deferred income taxes	206,704	(33,727)
Net cash provided by (used in) operating activities	(2,125,530)	564,181
Investing activities
Payment for acquisition	(300,000)	-
Proceeds from sales of available sales securities	5,623,933	-
Proceeds from sales of property and equipment	51,359	128,729
Purchase of property and equipment	(2,507,469)	(847,911)
Net cash provided by (used in) investing activities	2,867,823	(719,182)
Financing activities
Proceeds from bank indebtedness	1,993,076	-
Proceeds from term loans (a)	2,500,000	-
Deferred financing costs (a)	(230,776)	-
Due to related parties	(385)	4,823
Proceeds from the exercise of options	1,260	28,693
Repayment of capital lease	(1,317,468)	(682,378)
Restricted cash	52,894	318,111
Repayment of term loans	(1,344,871)	(1,064,045)
Net cash provided by (used in) financing activities	1,653,730	(1,394,796)
Effect of foreign exchange rate changes on cash	413,974	(50,044)
Net change in cash and cash equivalents	2,809,997	(1,559,841)
Cash and cash equivalents, beginning of period	1,960,340	3,560,181
Cash and cash equivalents, end of period	$4,770,337	$1,960,340
Supplemental Cash Flow Information
Cash paid for the interest	$2,129,451	$2,060,020
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrant	$-	$895,043
Capital assets purchase through capital leases	$4,990,088	$2,225,471

(a)
In June 2008, the Company and  its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Total professional fees for this transaction were $230,776.

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2008 and 2007
1.	Summary of Accounting Policies

Basis of presentation

The accompanying financial statements as at and for the years ended December 31, 2008 and 2007 have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2008 and 2007 and statements of operations and cash flows for the years end December 31, 2008 and 2007 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Solutions Inc. (“Iview DSI”).  All material inter-company accounts, transactions and profits have been eliminated.

Reclassifications

Certain amounts from the December 31, 2007 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $18,912,455 for the year ended December 31, 2008 and have an accumulated deficit of $31,357,923 at December 31, 2008.

We have outstanding term loans aggregating $15,812,290, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of December 31, 2008, there were 12,528,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow.  The Company has also increased its rates for service provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

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

The Company’s cash and cash equivalents were $4,770,337 and $1,960,340 as at December 31, 2008 and 2007 respectively.

The Company has deposits at two financial institutions in the amount of $4,279,000 and $1,034,700 as at December 31, 2008 and 2007 respectively.

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

Advertising cost

Advertising cost are expensed as incurred.  Total advertising cost was approximately $46,000 and $42,000 for the year ended December 31, 2008 and 2007.

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

Customer Relationships and Trade Name

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of Cancable and XL Digital are recorded at cost less accumulated amortization.  Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years.  The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed. Amortization charged to operations aggregated $751,753 in 2008 and $637,539 in 2007.

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

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”) requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. During 2008 the Company recorded an impairment charge of $3,062,432 related to goodwill.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

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

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with SOP 81-1, SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance with SOP81-1 and SEC Staff Accounting Bulletin 104, which are the delivery of the equipment and completion of installation process. The fair value of each element is based on the price charged when it is sold on a standalone basis.

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

2.	Acquisitions

In October 2007, the Company entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. The total consideration to be paid by Cancable XL for the shares of XL Digital will be an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration will be paid in notes, warrants to acquire stock of the Company and cash, with the total balance accrued as of the purchase date of $249,500 due on January 5, 2009. A portion of the purchase price $303,030 was paid in January, 2008. There is currently a disagreement with the seller regarding the calculation of the purchase price. The Company is in the process of determining the final purchase price.

The Transaction described above relating to the acquisition of XL Digital was accounted for as a business combination in accordance with SFAS No. 141.  A summary of the Transaction is presented below:

Fair value of net tangible assets acquired

Common stock issued	$-
Cash	606,060
Transaction costs	17,171
Equity purchase price	623,231
Assumed debt and capital lease obligations	486,041
Equity purchase price	1,109,272
Fair value of net tangible assets
Accounts receivable	$947,666
Inventory and supplies	105,089
Prepaid expenses	60,438
Property and equipment	636,855
Aggregate tangible assets	1,750,048
Accounts payable and accrued liabilities	(1,576,247)
Other liabilities	(29,858)
143,943
Intangible assets	757,576
Goodwill $	$207,753

The results of operations of XL Digital have been included in the results of operations of the Company for the period from October 1, 2007 to December 31, 2007, had the acquisition of XL Digital taken place on January 1, 2007, the consolidated unaudited results of operations would have been as follows:

Revenue	$42,457,900
Net loss	$898,127
Net loss per share	$(0.03)

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

In conjunction with this investment and pursuant to proposed financings of an aggregate of $16,000,000, the Company also issued an aggregate of 2,030,865 warrants to purchase its common stock at $.01 per share which had a fair value of $3,723,565. Because the proposed financings have no definitive terms and there is no guarantee that the Company will receive any proceeds the fair value of these options has been charged to financing expense during 2008.

4.	Prepaid Expenses

The balance consists of the following:

	2008	2007
Prepaid insurance	$9,426	$55,469
Prepaid rent	33,628	45,468
Prepaid leases	26,319	21,976
Prepaid salaries and benefits	55,922	-
Others	164,343	148,017
	$289,638	$270,930

5.	Related Party Transactions

Balances due from related parties are as follows:	2008	2007

Balance due from a company controlled by the president, non-interest bearing and due on demand	$2,094	$2,581
Balances due to related parties are as follows:
Advances from the Chairman of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loans	$53,169	$68,773
Subordinated loan - advances from the Chairman and is secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest was $Nil.
	55,806	65,521
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	6,292	8,143
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus loans	80,262	98,909
	195,529	241,346
Less current portion	6,292	8,143
	$189,237	$233,203
Note payable to related parties are as follows:
Note payable to the Malar Trust (the Chairman is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $50,151 (2006: $48,674)	$1,500,000	$1,500,000

During the year, $308,211 (2007 - $166,495) in consulting fees were paid to Companies controlled by the Chairman of the Board. In addition, $213,910 (2007 - $149,921) in consulting fees was paid to the Company controlled by the president’s spouse.

In September 2004, the Company issued two promissory notes with an aggregate principal amount of $3,300,000. On September 30, 2004, the Company repaid an aggregate of $1,800,000 of the principal balance. The outstanding principal bears interest at 3% per annum with no fixed terms of repayment and payable on demand. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus. The notes each with an amount of $750,000 are due to The Burns Trust (the president is one of the beneficiaries of the trust) and the Navaratnam Trust (the chairman is one of the beneficiaries of the trust), respectively. During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s chairman is the shareholder of Malar Trust Inc.).

6.	Property and Equipment

		2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$81,357	-	$100,258	-
Industrial condominium	701,634	162,186	864,640	172,690
Leasehold improvement	405,772	186,604	336,896	93,051
Office equipment	382,605	254,039	416,724	197,445
Office equipment under capital leases	46,415	40,415	49,804	34,586
Furniture and fixtures	359,288	171,070	277,114	128,071
Furniture and fixtures under capital leases	18,289	18,289	22,538	22,538
Computer hardware and software	1,271,672	710,083	1,040,574	716,126
Computer hardware and software under capital leases	77,084	77,084	102,610	102,610
Vehicles	607,242	457,651	667,091	460,511
Vehicles under capital leases	9,526,118	2,769,853	5,821,390	1,773,654
Tools & Equipment	1,407,600	823,179	1,054,817	701,160
	$14,885,076	5,670,453	$10,754,456	4,402,442
Net book value		$9,214,623		$6,352,014

7.	Intangible Assets

			2008	2007
	Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	$1,549,180	$737,295	811,885	$1,242,930
Trade name	$1,265,574	$1,227,323	38,251	$474,073
	2,814,754	$1,964,618	850,136	$1,717,003

For the year ended December 31, 2008, the amortization of intangible assets was $ 751,753 (2007 - $637,539). The amortizations for the next four years are as follows:

Year	Amount
2009	$331,693
2010	326,230
2011	109,836
2012	82,377
$850,136

8.	Deferred Financing Costs, Net

Deferred financing costs are associated with the Company’s term notes. For the year ended December 31, 2008, the amortization of deferred financing cost was $234,835 (2007 - $182,430).

	2008	2007
Cost	$988,790	$953,295
Accumulated amortization	505,459	401,548
	$$483,331	$551,747

Year	Amount
2009	$152,563
2010	146,596
2011	126,484
2012	39,034
2013	18,654
$483,331

9.	Bank Indebtedness

During the period ended March 31, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at December 31, 2008, the interest rate of the Canadian dollar amount was 5.0%. At December 31, 2008, the borrowings outstanding under both facilities was $1,581,912.  The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities are due in March 2009 and the Company is in the process of renewing these banking facilities.

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

The options held by Laurus to acquire 49% of Cancable and 20% of Iview Holding are accounted for as minority interests.  Because Cancable and Iview Holding have incurred losses, no minority interest has been recognized at December 31, 2008.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2009, with a balance of $4,950,000 payable on the maturity date. Through December 31, 2008, the Company has issued warrants to purchase up to 648,000 shares of common stock of the Company at prices from $1.09 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to June 1, 2008.

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

Interest on the term notes for the year ended December 31, 2008 was $1,481,421 (2007: $1,645,138).

	2008	2007
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,200,243	$5,639,110
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	7,424,999	8,250,000
Iview Note bears interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,814,873	1,916,667
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	-
Less: unamortized discount	(1,127,825)	-
	15,812,290	15,805,777
Less: current portion	1,750,000	2,240,356
	$14,062,290	$13,565,421

The principal payments for the next five fiscal years are as follows:

Amount
2009	$1,750,000
2010	5,874,999
2011	6,815,115
2012	-
2013	1,372,1756
$15,812,290

11.	Net Financing Expenses

	2008	2007
Capital leases	$597,897	$364,408
Interest of credit facility	1,481,421	1,645,138
Interest on deferred principal repayment on term notes –warrants	628,227	895,043
Warrants issued for proposed new financing	3,723,565	-
Financing cost for the extension of warrants	560,735
Other	50,133	50,474
	$7,041,978	$2,955,063

Included in net financing expenses is the fair value of $3,723,565 for 2,030,865 warrants to purchase the Company’s common stock issued in January 2008 as follows:

(i) On January 22, 2008 the Company entered into a letter agreement with Erato Corporation for Erato to provide up to $12,000,000 in financing to the Company on such terms and conditions as the Company and Erato shall mutually agree (the “Bridge Financing”). Any proceeds from the Bridge Financing may only be used by the Company for the purpose of financing a third party. The Company does not currently have an agreement to provide financing to any such third party. As consideration for the letter agreement, the Company issued to Erato a warrant to purchase up to 1,738,365 shares of common stock of the Company at an exercise price of $0.01 per share. Because the Company does not currently have any agreement to provide financing to a third party, the financing has not occurred and, as a result, the Company expensed the value of the warrants. The fair value of the warrants of $3,144,685 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.23%, expected dividend yield of 0%, volatility of 45%, share price of $1.81 and the expected life of the warrants of 50 years.

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

12.	Obligation Under Capital Leases

	2008	2007

Obligation under capital lease – 10.9%, due January 2009, repayable $451 principal and interest monthly, secured by certain office equipment	$-	$4,223

Obligation under capital lease – 8.2%, due May 2009, repayable $406 per vehicle principal and interest monthly, secured by 11 vehicles	84,776	159,862

Obligation under capital lease – 8.4%, due July 2009, repayable $403 per vehicle principal and interest monthly, secured by 10 vehicles	76,828	144,531

Obligation under capital lease – 8.2%, due August 2009, repayable $395 per vehicle principal and interest monthly, secured by 14 vehicles	111,734	205,584

Obligation under capital lease – 8.3%, due September 2009, repayable $395 per vehicle principal and interest monthly, secured by 22 vehicles	183,030	331,543

Obligation under capital lease – 8.2%, due October 2009, repayable $395 per vehicle principal and interest monthly, secured by 5 vehicles	43,287	77,295

Obligation under capital lease – 14.9%, due March 2010, repayable $296 per vehicle principal and interest monthly, secured by 25 vehicles	106,457	215,771

Obligation under capital lease – 19.3%, due March 2010, repayable $234 per vehicle principal and interest monthly, secured by 5 vehicles	14,114	30,345

Obligation under capital lease – 10.9%, due June 2010, repayable $464 per vehicle principal and interest monthly, secured by 7 vehicles	79,539	133,885

Obligation under capital lease – 10.9%, due July 2010, repayable $464 per vehicle principal and interest monthly, secured by 20 vehicles	234,579	390,644

Obligation under capital lease – 12.4%, due August 2010, repayable $304 per vehicle principal and interest monthly, secured by 5 vehicles	27,473	51,217

Obligation under capital lease – 13.4%, due August 2010, repayable $304 per vehicle principal and interest monthly, secured by 4 vehicles	21,814	40,498

Obligation under capital lease – 13.31%, due August 2010, repayable $304 per vehicle principal and interest monthly, secured by 6 vehicles	32,743	60,818

Obligation under capital lease – 10.9%, due August 2010, repayable $464 per vehicle principal and interest monthly, secured by 6 vehicles	72,533	119,593

Obligation under capital lease – 10.9%, due September 2010, repayable $469 per vehicle principal and interest monthly, secured by 7 vehicles	87,736	143,413

Obligation under capital lease – 8.9%, due November 2010, repayable $462 per vehicle principal and interest monthly, secured by 5 vehicles	66,564	107,642

Obligation under capital lease – 8.9%, due December 2010, repayable $467 per vehicle principal and interest monthly, secured by 7 vehicles	97,212	156,263

Obligation under capital lease – 9%, due February 2011, repayable $480 per vehicle principal and interest monthly, secured by 6 vehicles	89,260	141,194

Obligation under capital lease – 10.7%, due March 2011, repayable $395 per vehicle principal and interest monthly, secured by 20 vehicles	189,769	338,726

Obligation under capital lease – 10.9%, due March 2011, repayable $416 per vehicle principal and interest monthly, secured by 20 vehicles	189,907	321,352

Obligation under capital lease – 9.3%, due January 2011, repayable $467 per vehicle principal and interest monthly, secured by 4 vehicles	56,716	90,291

Obligation under capital lease – 7.5%, due April 2011, repayable $442 per vehicle principal and interest monthly, secured by 22 vehicles	336,360	524,040

Obligation under capital lease – 16.3%, due April 2011, repayable $505 per vehicle principal and interest monthly, secured by certain office equipment	11,820	19,223

Obligation under capital lease – 16.2%, due April 2011, repayable $390 per vehicle principal and interest monthly, secured by certain office equipment	7,137	12,618

Obligation under capital lease – 6.5%, due April 2011, repayable $448 per vehicle principal and interest monthly, secured by 10 vehicles	145,978	232,897

Obligation under capital lease – 8.5%, due June 2011, repayable $391 per vehicle principal and interest monthly, secured by 1 vehicle	12,719	19,979

Obligation under capital lease – 14%, due September 2011, repayable $465 per vehicle principal and interest monthly, secured by 22 vehicles	184,742	306,022

Obligation under capital lease – 7.7%, due July 2012, repayable $445 per vehicle principal and interest monthly, secured by 10 vehicles	40,952	-

Obligation under capital lease – 7.9%, due March 2012, repayable $440 to $445 per vehicle principal and interest monthly, secured by 20 vehicles	381,744	-

Obligation under capital lease – 9.5%, due July 2012, repayable $348 per vehicle principal and interest monthly, secured by 12 vehicles	179,928	-

Obligation under capital lease – 7.8%, due July 2012, repayable $445 per vehicle principal and interest monthly, secured by 6 vehicles	122,856	-

Obligation under capital lease – 9.4%, due October 2012, repayable $471 per vehicle principal and interest monthly, secured by 20 vehicles	420,511	-

Obligation under capital lease – 15.6%, due January 2012, repayable $477 to $482 per vehicle principal and interest monthly, secured by 8 vehicles	98,625	-

Obligation under capital lease – 15.7%, due February 2012, repayable $462 to $479 per vehicle principal and interest monthly, secured by 21 vehicles	341,277	-

Obligation under capital lease – 15.6%, due March 2012, repayable $463 to $482 per vehicle principal and interest monthly, secured by 23 vehicles	415,203	-

Obligation under capital lease – 15.0%, due March 2012, repayable $493 per vehicle principal and interest monthly, secured by 6 vehicles	123,059	-

Obligation under capital lease – 15.6%, due April 2012, repayable $437 to $468 per vehicle principal and interest monthly, secured by 23 vehicles	415,637	-

Obligation under capital lease – 15.8% to 15.9%, due May 2012, repayable $372 to $433 per vehicle principal and interest monthly, secured by 2 vehicles	35,013	-

Obligation under capital lease – 7.6% to 8.4%, due May 2012, repayable $499 to $512 per vehicle principal and interest monthly, secured by 8 vehicles	148,407	-

Obligation under capital lease – 9.7%, due July 2012, repayable $394 per vehicle principal and interest monthly, secured by 18 vehicles	307,488	-

Obligation under capital lease – 7.9% to 10.3%, due July 2012, repayable $407 to $422 per vehicle principal and interest monthly, secured by 8 vehicles	121,803	-

Obligation under capital lease – 9.5% to 10.2%, due August 2012, repayable $455 to $468 per vehicle principal and interest monthly, secured by 4 vehicles	80,882	-

Obligation under capital lease – 8.3% to 9.3%, due August 2012, repayable $463 to $477 per vehicle principal and interest monthly, secured by 4 vehicles	278,644	-

Obligation under capital lease – 8.9% to 10.2%, due September 2012, repayable $437 to $468 per vehicle principal and interest monthly, secured by 31 vehicles	602,696	-

	6,679,552	4,379,469
Less amount due within one year included in current liabilities	2,125,312	1,195,366

	$4,554,240	$3,184,103

The future minimum lease payments are as follows:

2009	$2,715,418
2010	2,239,300
2011	1,592,513
2012	1,430,644
7,977,874
Less imputed interest	1,298,322
6,679,552

Interest expense for the year related to capital assets was $597,897 (2007 - $364,408).

13.	Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:
	2008	2007

U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-
Reconciliation to statutory rates is as follows:
	2008	2007
Income (loss) before income taxes
Income (loss) from U.S. sales	$(15,205,419)	$(3,240,620)
Income (loss) from Canadian sales	(3,707,036)	2,659,014
	(18,912,455)	(581,606)
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	36.12%	36.12%

The Company has unutilized taxable losses in the United States available for carry forward to reduce net income of approximately $23,214,000 otherwise payable in future years.  In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce net income  of approximately $1,990,400 otherwise payable in future years.

	2008		2007
Expected income tax expense (recovery)	$(7,569,647)	(38.5)%	$(469,136)	(59.5)%
Increase (decrease) in taxes resulting from:
Valuation allowances	5,933,020	30.1%	1,357,946	172.3%
Permanent differences	1,677,803	8.5%	274,089	34.7%
Small business and other tax rate reductions	(41,176)	(0.1%)	(1,162,899)	(147.5%)
Income tax expenses (recovery)	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below:

	2008	2007
Assets
Tax benefits on losses carried forward under U.S. tax rate	9,510,415	5,015,000
Tax benefits on losses carried forward under Canadian tax rate	718,944	226,800
Accounting depreciation in excess of tax depreciation	35,343	37,547
Other	746	919
	10,265,448	5,280,266
Less: valuation allowance	(10,229,359)	(5,241,800)
	36,089	38,466
Less: current portion	(746)	(919)
	$35,343	$37,547
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$-
Other	26,604	26,777
	26,604	26,777
Less: current portion	(26,604)	(26,777)
	$-	$-

Net deferred income taxes
	2008	2007
Current
Assets	$746	$919
Liabilities	(26,604)	(26,777)
	$(25,858)	$(25,858)
Long-term
Assets	$35,343	$37,547
Liabilities	-	-
	$35,343	$37,547
	$9,485	$11,689

14.	Warranty

As part of the installation, the Company has provided its customers with warranties.  The warranties generally extend ninety days labor and one year on equipment from the date of project completion.  The provision for warranty liabilities which is included in accrued expenses is as follows:

	2008	2007
Balance, beginning of year	$40,404	$34,482
Expenses incurred	(16,393)	(20,000)
Provision made	8,776	25,922
Balance, end of year	$32,787	$40,404

15.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2008, the Company entered into a consulting agreement by issuing 222,414 shares of common stock in consideration for investor relations services rendered with a fair value of $448,200. Additionally, the Company issued 2,000 common shares to an employee for the exercise of an employee stock option for cash aggregating $1,260.

During the period ended June 30, 2008, the Company entered into a consulting agreement by issuing 300,000 shares of common stock in consideration for investor relations services rendered for 2008 with the fair value of $600,000. Additionally, the Company issued 10,169 common shares for the payment of outstanding legal fees in the amount of $25,117.

During the period ended December 31, 2008, the Company agreed to issue 166,835 common shares for legal fees with the fair value of $45,056.

In conjunction with the issuance of the Cancable Note and Iview Note in 2006, the Company has granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp. respectively. The financial statements of Cancable Holding Corp. and Iview Holding Corp. have negative equity on a stand alone basis.  At such time as these entities have positive equity and generate net income, the Company will account for the options as minority interests.

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

At December 31, 2008 options to purchase 2,939,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of December 31, 2008, there was $1,147,767 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At December 31, 2008, 786,500 options were vested. The cost recognized for the year ended December 31, 2008 was $405,409 (2007:$176,123) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

2007
Expected volatility	45%
Expected dividends	0%
Expected term (in years)	3.0 – 4.5
Risk-free rate	4.25% - 5.13%

A summary of option activity under the Plan during the year ended December 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2006	2,317,000	$0.63	4.0
Granted	1,226,000	$2.32
Exercised	(36,000)	$0.63
Forfeited or expired	(285,000)	$0.63
Outstanding at December 31, 2007	3,222,000	$1.27	4.75	$1.57
Granted	-	-
Exercised	(2,000)	$0.63
Forfeited or expired	(281,000)	$0.63
Outstanding at December 31, 2008	2,939,000

Exercisable at December 31, 2008	786,500	$0.63	-	$0.00

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time.   During the period ended March 31, 2008, in connection with financing and the acquisition of available for sale securities, the Company issued warrants to purchase 3,674,103 shares of common stock.  The fair value of the warrants of $6,470,357 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 2.18% to 4.44%, expected dividend yield of 0%, volatility of 45%, exercise prices of $0.01 to $2.84 and the life of warrants of 4 to 50 years.  During the period ended June 30, 2008, in connection with financing arrangements, the Company issued warrants to purchase 2,284,784 shares of common stock.  The fair value of the warrants of $2,125,946 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 4.19%, expected dividend yield of 0%, volatility of 120% to 125%, exercise prices of $1.07 to $1.90 and the life of the warrants 4 to 10 years.

As of December 31, 2008, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
01–05-2004	01-05-2009	540,000	$0.33	$447,463	Consulting and investment banking fees
09–30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Acquisition
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
		13,268,483

16.	Major Customers

During the year ended December 31, 2008, the Company derived 53.8% (2007 – 71.8%) of its revenue from a single customer. The accounts receivable from this customers comprises 26.4% (2007: 33.0%) of the total trade receivable.

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

Cancable

Cancable Inc. and its wholly owned subsidiaries XL Digital Services, Inc. and 2141306 Ontario Inc are Canadian based entities. Cancable, Inc. is a US cased entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	December 31, 2008	December 31, 2007
SALES:
Cancable	$40,648,542	$32,316,434
AC Technical	7,541,211	7,531,322
Iview	231,433	139,208
Creative Vistas, Inc.	48,856	4,104
Consolidated Total	$48,470,042	$39,991,068
DEPRECIATION AND AMORTIZATION:
Cancable	$2,510,294	$1,739,657
AC Technical	39,118	43,472
Iview	22,014	-
Consolidated Total	$2,571,426	$1,783,129
INTEREST EXPENSES:
Cancable	$1,340,976	$973,623
Iview	138,622	196,298
AC Technical	-	1,800
AC Acquisition	50,121	48,674
Creative Vistas, Inc.	5,512,259	1,734,668
Consolidated Total	$7,041,978	$2,955,063
NET INCOME (LOSS):
Cancable	$(6,860,559)	$2,501,048
AC Technical	557,665	333,607
Iview	(489,778)	(117,629)
AC Acquisition	(50,122)	(48,674)
Corporate (1)	(12,069,661)	(3,249,958)
Consolidated Total	$(18,912,455)	$(581,606)
TOTAL ASSETS
Cancable	$13,937,302	$12,406,859
AC Technical	2,868,364	4,103,026
Iview	1,161,488	1,404,822
Creative Vistas, Inc.	3,727,894	3,937,473
Consolidated Total	$21,695,048	$21,852,180
CAPITAL ASSETS
Cancable	$8,456,111	$5,496,800
AC Technical	676,752	855,214
Iview	81,760	-
CONSOLIDATED TOTAL	$9,214,623	$6,352,014
Capital Expenditures
Cancable	$7,359,954	$3,069,145
AC Technical	19,181	4,237
Iview	118,422	-
AC Acquisition	-	-
Consolidated Total	$7,497,557	$3,073,382

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2008	December 31, 2007
Contract	$6,209,601	$6,083,768
Service	42,188,944	33,860,869
Others	71,497	46,431
Total sales to external customers	$48,470,042	$39,991,068

Revenue generated by the Company in Canada and the United States was $42,878,244 (2007: 39,991, 068) and $5,591,798 (2007: $Nil), respectively.

18.	Commitments and Contingencies

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the chairman and the president’s spouse.  In addition, the Company has also entered into an operating lease for its premises, vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:
	Total	2009	2010	2011	2012	2013

Operating leases	$1,834,454	$475,553	$433,166	$330,915	$302,565	$292,255
Commitments related to consulting agreements	1,352,227	669,548	268,595	268,595	145,489	-

	$3,186,681	$1,145,101	$701,761	$599,510	$448,054	$292,255

From time to time in ordinary course of business, the Company is involved in certain litigation which is not material to the financial statements.

19.	Subsequent Events

Subsequent to year end, the Company issued 216,000 warrants to Laurus to defer the monthly principal repayment from February to March 2009. The Company has issued 166,835 common shares for the legal fees (see Note 15).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of December 31, 2008, the end of the period covered by this annual report on Form 10K, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	34	Chairman of the Board, and Director
Dominic Burns	49	Chief Executive Officer, President and Director
Heung Hung Lee	40	Chief Financial Officer, Secretary and Director

Sayan Navaratnam–Director and Chairman of the Board: Mr. Navaratnam serves as our Chairman of the Board and Director.  He has been a Director of our company since 2004.  He served as Chief Executive Officer of our company from 2004 until he resigned from the position on May 5, 2008, remaining Chairman and Director.  Mr. Navaratnam joined AC Technical Systems in 2003 as Chief Executive Officer.  He has eight years of experience in technology development and integration specific to the security industry.  He also has three years of experience in telecommunications with Bell Canada.  From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies.  Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies.  From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd..  Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal lender.  Mr. Navaratnam currently serves on the board of a number of privately-held companies including our subsidiaries, AC Technical Systems and Iview Digital Video Solutions, and Cygnal Technologies, White Radio, and Thinkpath.  Mr. Navaratnam graduated from the University of Toronto with an Honors Double Specialist degree in economics and political science.

Dominic Burns–Director, President and Chief Executive Officer:  Mr. Burns is our CEO and Director.  He founded AC Technical in 1991.  He completed his Electrical Apprenticeship program at one of the premier firms in Northern Ireland.  He graduated from Belfast College of Technology with honors in City and Guilds Electrical Theory and Regulations.  Mr. Burns also holds a diploma in radio and navigation systems.  He has an extensive understanding of quality controls in the avionics industry and has been a pioneer in transferring some of the high standards and controls set in the avionics industry to the security integration market.  He has been the President of AC Technical since its inception.  He has been primarily responsible for expanding the firm's presence in Canada.  Mr. Burns has also designed a number of internal technical and marketing programs to expand AC Technical's sales and technical capabilities.  Mr. Burns has over 20 years of experience in the security integration industry.  Mr. Burns has been a director and President of our company since September 30, 2004. He was appointed Chief Executive Officer on May 5, 2008.

Heung Hung Lee–Director, Chief Financial Officer and Secretary: Ms. Lee joined AC Technical in July 2004 and she has more than 10 years experience in international public accounting primarily with large international accounting firms.  She has advanced knowledge in financial statements disclosure and audit issues and has extensive international business experience in countries such as the United States, Hong Kong SAR and the Peoples' Republic of China.  She was a manager at BDO Dunwoody LLP from 1999 to 2004.  Ms. Lee holds a Bachelor of Business degree from Monash University in Australia.  She is a Chartered Accountant in Canada and qualified CPA in Australia.  Ms. Lee has been the Chief Financial Officer of our company since September 30, 2004.  Ms. Lee was appointed a director of our company on November 1, 2008. Ms. Lee is responsible for review of financials of subsidiaries and creating and implementing strong financial systems within the group of companies.  Ms. Lee is also an important member in our growth strategy as she is highly involved in creating a platform for growth within Creative Vistas, Inc.

Board of Directors and Officers

Each director is elected until the next annual meeting of the registrant and until his or her successor is duly elected and qualified.  Officers are elected by, and serve at the discretion of, the board of directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each executive officer serves at the discretion of the board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

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

The following summary compensation table set forth all compensation paid by us during the three years ended December 31, 2008 for services rendered in all capacities by the Chief Executive Officer and Chief Financial Officers of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)	Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam – Chairman	2008	308,211[1]	–	–
	2007	166,495[1]	–	–
	2006	202,500[1]	–	–
Dominic Burns – Chief Executive Officer	2008	213,910[2]	–	–
	2007	149,921[2]	–	–
	2006	188,700[2]	–	–
Heung Hung Lee – Chief Financial Officer	2008	126,700	–	–
	2007	112,200	–	–
	2006	88,500	–	–

[1] Balance was payable to Nationwide Solutions Inc. for consulting fees.
[2]Balance was payable to 1608913 Ontario Inc. for consulting fees.

Employment Agreements

On June 1, 2004, AC Technical entered into a consulting agreement with 1608913 Ontario Inc. and Dominic Burns. Pursuant to this agreement, 1608913 Ontario is to provide the exclusive services of Mr. Burns to us for the following compensation:

•	From October 1, 2004 until December 31, 2004 compensation at the rate of $204,900 (CAD$250,000);
•	From January 1, 2005 until December 31, 2005 the sum of $225,400 (CAD$275,000);
•	From January 1, 2006 until December 31, 2006 the sum of $245,900 (CAD$300,000);
•	From January 1, 2007 until December 31, 2007 the sum of $266,400 (CAD$325,000);
•	From January 1, 2008 until December 31, 2008 the sum of $286,900 (CAD$350,000); and
•	From January 1, 2009 until December 31, 2009 the sum of $307,400 (CAD$375,000).

In addition, 1608913 Ontario is entitled to a bonus payable upon our attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $409,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Burns’ spouse is the only beneficial owner of 1608913 Ontario.

On July 16, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Nationwide Solutions Inc. (“Nationwide”) pursuant to which Nationwide will provide general business consulting services including business development, formalizing reports and negotiating or preparing sales agreements, vendor agreements, business plans, budgets, business presentations, finance agreements and equity agreements. The Consulting Agreement will terminate on July 16, 2012 unless extended or earlier terminated pursuant to the terms of the Consulting Agreement. The Registrant will pay to Nationwide an annual consulting fee of CAD$325,000 for each calendar year during the term of the Consulting Agreement. The chairman of the board of Nationwide, Sayan Navaratnam, is also the chairman of the board of the Registrant.

On July 16, 2008, a subsidiary of the Company, AC Technical Systems Ltd., Nationwide and Sayan Navaratnam entered into a Termination and Release Agreement (the “Termination Agreement”) terminating the consulting agreement between AC Technical Systems Ltd., Nationwide and Sayan Navaratnam dated January 1, 2004 (the “2004 Agreement”). Pursuant to the 2004 Agreement, Nationwide provided business consulting services to AC Technical Systems Ltd. Pursuant to the Termination Agreement, Nationwide waives the right to payment of any amounts presently due or due in the future to Nationwide and AC Technical Ltd. agrees that all requirements of the Consultant and Sayan Navaratnam under the 2004 Agreement are extinguished and terminated in full. The chairman of the board of Nationwide, Sayan Navaratnam, is also the chairman of the board of the Registrant. In connection with Sayan Navaratnam’s resignation as Chief Executive Officer of the Registrant effective May 5, 2008 and because the 2004 Agreement provided business consulting only to the Registrant’s subsidiary, AC Technical Systems, Ltd., the Consulting Agreement described in  in the preceding paragraph was necessary to provide such business consulting services to the Registrant and replaces the 2004 Agreement. The 2004 Agreement is also terminated because the consulting fee paid to Nationwide under the Consulting Agreement is reduced from the fees required under the 2004 Agreement and pursuant to the terms of the Termination Agreement all amounts due under the 2004 Agreement have been waived.

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

The consulting services provided to us by Mr. Navaratnam and Mr. Burns relate to the management of the Company including sales and marketing, project management, technology development, finance, operations, mergers and acquisitions, engineering design and other management services required by us.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2008 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group.  As of December 31, 2008, Laurus Master Fund, Ltd. beneficially owned 1,298,449 shares of our Common Stock and Erato Corporation beneficially owned 2,195,720. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock.  We and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived.  Absent this limitation, Laurus and its related companies would beneficially own an additional 12,658,138 shares of our common stock, comprised of 129,155 shares under the option and 12,528,983 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam Toronto, Ontario	21,410,986	57.5%
Dominic Burns Hampton, Ontario	7,036,607	18.9%
Heung Hung Lee Markham, Ontario	50,000	0.1%
All officers and directors as a group (3 persons)	28,497,593	76.5%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of December 31, 2008:

Plan Category	Nam of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Stock Option Plan
Option Plans approved by our Shareholders	Stock Option Plan	4,000,000	$0.63 to 2.73	778,000
Total		4,000,000	$0.63 to 2.73	778,000

Share Option and Other Compensation Plans

Stock Option Plan

Our Stock Option plan (“the Plan”) was adopted by our Board and approved by our shareholders on June 30, 2006. Our Stock Option Plan provides for the grant of options to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company.

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

(b)Option Period. The period for exercise of an option shall in no event be more than five years from the date of grant. Options may, in the discretion of the Committee, be made exercisable in installments during the option period. Any shares not purchased on any applicable installment date may be purchased thereafter at any time before the expiration of the option period.

(c)Exercise of Options. In order to exercise an option, the Optionee shall deliver to the Company written notice specifying the number of shares of Stock to be purchased, together with cash or a certified or bank cashier’s check payable to the order of the Company in the full amount of the purchase price therefore; provided that, for the purpose of assisting an Optionee to exercise an option, the Company may make loans to the Optionee or guarantee loans made by third parties to the Optionee, on such terms and conditions as the Board of Directors may authorize. For purposes of the Plan, the Market Value per share of Stock shall be the last sale price on the date of reference, or, if no sale takes place on such date, the average of the closing high bid and low asked prices, in either case on the principal national securities exchange on which the Stock is listed or admitted to trading, or if the Stock is not listed or admitted to trading on any national securities exchange, the last sale price reported on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) on such date, or the last sale price reported on the NASDAQ SmallCap Market on such date, or the average of the closing high bid and low asked prices in the over-the-counter market on such date, whichever is applicable, or if there are no such prices reported on NASDAQ or in the over-the-counter market on such date, as furnished to the Committee by any New York Stock Exchange member selected from time to time by the Committee for such purpose. If there is no bid or asked price reported on any such date, the Market Value shall be determined by the Committee in accordance with the regulations promulgated under Section 2031 of the Code, or by any other appropriate method selected by the Committee. If the Optionee so requests, shares of Stock purchased upon exercise of an option may be issued in the name of the Optionee or another person. An Optionee shall have none of the rights of a stockholder until the shares of Stock are issued to him.

(d) Effect of Termination of Employment. An option may not be exercised after the Optionee has ceased to be in the employ of the Company, except in the following circumstances:

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

(e) Limitation on Transferability of Options. Except as provided in this Section (e), during the lifetime of an Optionee, options held by such Optionee shall be exercisable only by him and no option shall be transferable other than by will or the laws of descent and distribution. The Committee may, in its discretion, provide that options held by an Optionee, other than incentive stock options, may be transferred to or for the benefit of a member of his immediate family. For purposes hereof, the term “immediate family” shall mean an Optionee’s spouse and children (both natural and adoptive), and the direct lineal descendants of his children.

(f) Adjustments for Change in Stock Subject to Plan. In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Committee shall make such adjustments, if any, as it deems appropriate in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option price per share, or both, and, in the case of a merger, consolidation or other transaction pursuant to which the Company is not the surviving corporation or pursuant to which the holders of outstanding Stock shall receive in exchange therefore shares of capital stock of the surviving corporation or another corporation, the Committee may require an Optionee to exchange options granted under the Plan for options issued by the surviving corporation or such other corporation.

(g )Treatment of Options Upon Occurrence of Certain Events. The Committee may, in its discretion, provide in the case of any option granted under the Plan that, in connection with any merger or consolidation which results in the holders of the outstanding voting securities of the Company (determined immediately prior to such merger or consolidation) owning, directly or indirectly, less than a majority of the outstanding voting securities of the surviving corporation (determined immediately following such merger or consolidation), or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then outstanding voting securities of the Company, such option shall terminate within a specified number of days after notice to the Optionee thereunder, and each such Optionee shall receive, with respect to each share of Stock subject to such option, an amount equal to the excess, if any, of the Market Value of such shares immediately prior to such merger, consolidation, sale, transfer or exchange over the exercise price per share of such option; and that such amount shall be payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or a combination thereof, as the Committee shall determine in its sole discretion.

(h) Registration, Listing and Qualification of Shares of Stock. Each option shall be subject to the requirement that if at any time the Board of Directors shall determine that the registration, listing or qualification of the shares of Stock covered thereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of shares of Stock thereunder, no such option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. The Company may require that any person exercising an option shall make such representations and agreements and furnish such information as it deems appropriate to assure compliance with the foregoing or any other applicable legal requirement.

(i) Lock-Up Period - Without the consent of the Company an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the optionee exercises the option. The Committee may impose such other terms and conditions, not inconsistent with the terms hereof, on the grant or exercise of options, as it deems advisable.

Additional Provisions Applicable to Stock Option Plan. The Committee may, in its discretion, grant options under the Plan to eligible employees which constitute “incentive stock options” within the meaning of Section 422 of the Code; provided, however, that (a) the aggregate Market Value of the Stock with respect to which incentive stock options are exercisable for the first time by the Optionee during any calendar year shall not exceed the limitation set forth in Section 422(d) of the Code; and (b) notwithstanding anything to the contrary in Section 5, if the Optionee owns on the date of grant securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any parent or subsidiary of the Company, the price per share shall not be less than 110% of the Market Value per share on the date of grant and the period of exercise shall not be longer than five years from the date of grant.

Amendment and Termination. No option shall be granted hereunder after June 30, 2011; provided, however, that the Board of Directors may at any times prior to that date terminate the Plan. The Board of Directors may at any time amend the Plan or any outstanding options. No termination or amendment of the Plan may, without the consent of an Optionee, adversely affect the rights of such Optionee under any option held by such Optionee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president and CEO is one of the beneficiaries of the trust) and The Navaratnam Trust (our chairman is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.  AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition.  $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus.  As at December 31, 2004, the aggregate outstanding payables to The Burns Trust and the Navaratnam Trust were $1,500,000 in the form of 3% promissory notes with no fixed repayment date and these notes are payable upon demand.  However, pursuant to the Laurus financing, these notes have been subordinated to the Company’s obligations to Laurus.  The notes each with an amount of $750,000 are due to The Burns Trust (our President and CEO is one of the beneficiaries of the trust) and the Navaratnam Trust (our Chairman is one of the beneficiaries of the trust), respectively.  During the period ended June 30, 2006, the above two notes payable have been transferred to Malar Trust Inc. (the Company’s Chairman is one of the beneficiaries of Malar Trust Inc.). See Note 5 of the Financial Statements for the year ended December 31, 2008. Interest expense for both of these notes payable recognized for the year was $50,151 (2007:$48,674).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to us for the years ended December 31, 2008 and 2007 by our principal accounting firms, Stark Winter Schenkein & Co., LLP and MDS LLP:
	2008	2007
Audit Fees (a)	$132,500	$120,000
Audit Related Fees (b)	-	-
Tax Fees (c)	20,000	23,000
All Other Fees (d)	-	-
Total	$152,500	$143,000

(a)	Audit Fees.
Fees for audit services billed in 2008 and 2007 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement.  All fees were payable to Stark Winter Schenkein & Co., LLP for both fiscal years.

(b)	Audit-Related Fees.	There are no material audit-related fees in 2008 and 2007.

(c)	Tax Fees.
Fees for tax services billed in 2008 and 2007 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns.  We have additionally sought consultation and advice related to various taxes compliance planning projects.  All tax fees were payable to MDS LLP.

(d)	All Other Fees.	No material other fees were billed in 2008 and 2007.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law.  We do not have a formal pre-approval policy.

All the fees for 2008 and 2007 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1*	Articles of Incorporation, as amended to date, incorporated by reference to the Registrant’s Form 8-K/A filed February 2, 2005
3.2*	By-laws of the Registrant incorporated by reference to the Registrant’s Form 10-SB filed May 10, 2000
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

4.12*
Securities Purchase Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Creative Vistas, Inc., and Cancable Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008

4.13*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.14*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.15*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.16*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.17*
Guaranty, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008

4.18*
Master Security Agreement, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008

4.19*
Pledge Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Cancable Inc., Creative Vistas, Inc., Cancable Holding Corp., Creative Vistas Acquisition Corp., Cancable XL Inc., Iview Holding Corp., and Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008

4.20*	Guaranty, dated June 24, 2008, of Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6, 2006
10.2*
Master Installation and Service Agreement Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities, incorporated by reference to the Registration's Form 10-KSB filed April 16, 2007

10.3+	Amendment #1 to Master Installation and Service Agreement between Rogers Cable Communications Inc. and Calcable Inc. dated June 20, 2007
10.4+	Amendment #2 to Master Installation and Service Agreement between Rogers Cable Communications Inc. and Calcable Inc. dated September 1, 2008
10.5*
Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 812,988 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.

10.6*	Stock Purchase Agreement, dated January 22, 2008, between Creative Vistas, Inc. and Erato Corporation. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.
10.7*
Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 1,738,365 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.

10.8*	Letter Agreement dated January 22, 2008 between Creative Vistas, Inc. and Erato Corporation incorporated by reference to the Registrant's Form 10-K filed March 31, 2008
10.9*
Warrant Purchase Agreement, dated January 30, 2008 between Creative Vistas, Inc., Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. incorporated by reference to the Registrant's Form 8-K filed February 8, 2008

10.10*
Amended and Restated Common Stock Purchase Warrant dated July 2, 2007 issued to Laurus Master Fund, Ltd. by 180 Connect Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.11*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 2,350 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.12*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC for the Right to Purchase 214,033 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.13*
Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV I, Ltd. for the Right to Purchase 582,367 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.14*	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC incorporated by reference to the Registrant’s Form 10-K filed March 31, 2008.
10.15*	Letter of Intent dated February 13, 2008 incorporated by reference to the Schedule 13D Amendment filed by the Registrant with respect to 180 Connect Inc. dated February 19, 2008

10.16*	Consulting Agreement, dated July 16, 2008, between Creative Vistas, Inc. and Nationwide Solutions Inc. incorporated by reference to the Registrant's Form 8-K filed July 18, 2008
10.17*
Termination and Release Agreement, dated July 16, 2008, between AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam incorporated by reference to the Registrant's Form 8-K filed July 18, 2008

21.1+	List of all subsidiaries
31.1+	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

* Previously filed and incorporated by reference

* Previously Filed and incorporated by reference
+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns
Chief Executive Officer