Form 10-Q
period 2009-03-31
CREATIVE VISTAS INC
filed 2009-05-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

At May 15, 2009, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,391,761.

PART I.              FINANCIAL INFORMATION
Item 1.        Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$3,694,657	$4,770,337
Accounts receivable, net of allowance for doubtful accounts of $255,689 and $323,183	4,436,023	4,571,327
Income tax recoverable	184,648	188,525
Inventory and supplies	701,588	829,318
Prepaid expenses	383,992	289,638
Due from related parties	2,028	2,094
Total current assets	9,402,936	10,651,239
Property plant and equipment, net of depreciation	8,296,072	9,214,623
Deposits	339,500	460,376
Intangible assets	753,968	850,136
Deferred financing costs, net	427,734	483,331
Deferred income taxes	35,042	35,343
	$19,255,252	$21,695,048
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank Indebtedness	$1,354,762	$1,581,912
Accounts payable and accrued liabilities	5,226,099	5,800,061
Current portion of obligation under capital leases	2,061,616	2,125,312
Deferred income	98,096	118,595
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	1,750,000
Current portion of other payable	238,095	245,902
Due to related parties	6,093	6,292
Total current liabilities	10,760,619	11,653,932
Term notes	13,878,920	14,062,290
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease	4,064,250	4,554,240
Due to related parties	183,230	189,237
	30,387,019	31,959,699
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,391,761 at March 31, 2009 and 37,224,926 December 31, 2008 issued and outstanding
Common stock	6,533,191	6,488,137
Additional paid-in capital	13,970,918	14,005,627
Accumulated (deficit)	(32,534,913)	(31,357,923)
Accumulated other comprehensive income	899,037	599,508
	(11,131,767)	(10,264,651)
	$19,255,252	$21,695,048
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Contract and service revenue
Contract	$1,224,040	$1,479,319
Service	7,909,147	9,291,977
Others	8,986	10,059
	9,142,173	10,781,355
Cost of sales
Contract	628,514	900,707
Service	6,357,928	7,407,221
Project Expenses	223,653	326,055
Selling Expenses	199,007	218,597
General and administrative expenses	1,235,470	2,891,202
Depreciation expense	701,846	500,885
Amortization of intangible assets	82,392	190,167
	9,428,810	12,434,834
Loss from operations	(286,637)	(1,653,479)
Interest and other expenses
Net financing expenses	605,665	4,432,917
Amortization of deferred charges	40,998	44,215
Foreign currency translation loss	243,690	255,234
	890,353	4,732,366
(Loss) before income taxes	(1,176,990)	(6,385,845)
Income taxes	-	-
Net (loss)	(1,176,990)	(6,385,845)
Other comprehensive income (loss):
Unrealized loss – available for sale securities	-	(2,858,282)
Foreign currency translation adjustment	299,529	180,671
Comprehensive (loss)	$(877,461)	$(9,063,456)
Basic and diluted weighted-average shares	37,391,761	36,248,724
Basic and diluted earnings (loss) per share	$(0.03)	$(0.18)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2009	2008

Operating activities
Net cash (used in) operating activities	$(621,993)	$(399,791)
Investing activities
Payment for acquisition	-	(300,000)
Proceeds from sales of property and equipment	162,872	24,830
Purchase of property and equipment	(12,927)	(586,028)
Net cash provided by (used in) investing activities	149,945	(861,198)
Financing activities
Proceeds from (repayment of) bank indebtedness	(179,785)	1,043,223
Due to related parties	-	(385)
Repayment of capital leases	(347,146)	(362,429)
Proceeds from the exercise of options	-	1,260
Restricted cash	-	52,894
Repayment of term notes	(162,500)	(270,178)
Net cash provided by (used in) financing activities	(689,431)	464,385
Effect of foreign exchange rate changes in cash	85,799	52,070
Net change in cash and cash equivalents	(1,075,680)	(744,534)
Cash and cash equivalents, beginning of period	4,770,337	1,960,340
Cash and cash equivalents, end of period	$3,694,657	$1,215,806

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2009 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2009, and the consolidated condensed statements of operations and cash flows for the periods ended March 31, 2008 and 2009, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”).  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2009 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the March 31, 2008, financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $1,176,990 for the period ended March 31, 2009 and have an accumulated deficit of $32,534,913 at March 31, 2009.

We have outstanding term loans aggregating $15,628,920, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of March 31, 2009, there were 12,744,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow.  The Company has also increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Deferred financing costs, net are associated with the Company’s term notes. For the period ended March 31, 2009, the amortization of deferred financing cost was approximately $40,998 (2008 - $44,215).

Cost	$960,929
Accumulated amortization	(533,195)
$427,734

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2009	$107,300
2010	141,778
2011	122,254
2012	37,654
2013	18,748
$427,734

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,531,746	$809,524	$722,222
Trade name	1,263,492	1,231,746	31,746
	$2,795,238	$2,041,270	$753,968

Amortization expense for the three month period ended March 31, 2009 amounted to $82,392 (2008-$190,167).

4.	Bank Indebtedness

During the period ended March 31, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at March 31, 2009, the interest rate of the Canadian dollar amount was 3.75%. At March 31, 2009, the borrowings outstanding under both facilities were $1,354,762.  The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities were due in March 2009 and the Company is currently negotiating the renewal of these banking facilities.

5.	Term Notes

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

The options held by Laurus to acquire 49% of Cancable and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and Cancable and Iview Holding have incurred losses, no noncontrolling  interests have been recognized at March 31, 2009.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2010, with a balance of $4,950,000 payable on the maturity date. Through March 31, 2009, the Company has issued warrants to purchase up to 1,944,000 shares of common stock of the Company at prices from $0.19 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to March 1, 2009.

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

Interest on the term note for the period ended March 31, 2009 was $376,181 (2008: $318,968).

Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,789,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount	(1,097,208)
15,628,920
Less: current portion	1,750,000
$13,878,920

The principal payments for the next five fiscal years are as follows:

Amount
2009	$1,312,500
2010	6,150,000
2011	6,763,628
2012	-
2013	1,402,792
$15,628,920

6.	Net Financing Expenses

	Three months ended March 31,
	2009	2008
Capital leases	$176,705	$103,790
Interest of credit facility	376,181	318,968
Interest on deferred principal repayment of term note	40,005	274,196
Warrants issued for proposed new financing	-	3,723,565
Others	12,774	12,398
	$605,665	$4,432,917

7.	Note Payable to Related Parties

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

Interest expense recognized for the three month period ended March 31, 2009 was $12,774 (2008 - $12,398).

8.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2009, the Company issued 166,835 common shares for legal fees with the fair market value of $45,056.

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

During 2009, the Company granted to employees options to purchase 130,000 shares of common stock, at prices ranging from $0.26 to $0.63 per share; the options expire in 2013.

At March 31, 2009 options to purchase 2,023,000 shares of common stock were outstanding.  These options vest ratably in annual installment s, over the four year period from the date of grant.  As of March 31, 2009, there was $182,966 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At March 31, 2009, 934,750 options were vested. The cost recognized for the three month period ended March 31, 2009 was ($29,660) (2008:$405,409) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;
	2009	2008
Expected volatility	140%	45%
Expected dividends	0%	0%
Expected term (in years)	4.0	4.0
Risk-free rate	1.33% - 1.35%	2.99% - 3.41%

A summary of option activity under the Plan during the period ended March 31, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	2,939,000	$1.27	4.75	$1.57
Granted	130,000	$0.29	4.77	$0.00
Exercised	-	-
Forfeited or expired	(1,046,000)	$2.35	3.43	$0.00
Outstanding at March 31, 2009	2,023,000	$0.66	2.64	$0.00

Exercisable at March 31, 2009	934,750	$0.64	2.37	$0.00

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time.   During the period ended March 31, 2009, in connection with financing, the Company issued warrants to purchase 216,000 shares of common stock.  The fair value of the warrants of $40,005 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.51% to 1.57%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.19 to $0.25 and the life of the warrants 4 years.

As of March 31, 2009, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09–30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
		12,944,483

9.	Major Customers

During the three months ended March 31, 2009 the Company derived 55.1% (2008:60.4%) of its revenue from two customers.  The accounts receivable from this customer comprises 37.1% (2008: 40.4%) of the total trade receivable.

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

Cancable

Cancable Inc. and its wholly owned subsidiaries XL Digital Services, Inc. and 2141306 Ontario Inc are Canadian based entities. Cancable, Inc. is a US based entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	March 31, 2009	March 31, 2008
Sales:
Cancable	$7,455,320	$8,871,904
AC Technical	1,567,840	1,846,753
Iview	21,073	62,698
Creative Vistas, Inc.	97,940	-
Consolidated Total	$9,142,173	$10,781,355
Depreciation and amortization:
Cancable	$685,332	$490,533
AC Technical	8,340	10,352
Iview	8,174	-
Consolidated Total	$701,846	$500,885
INTEREST EXPENSES:
Cancable	$393,271	214,795
Iview	31,763	35,629
AC Acquisition	12,774	12,398
Creative Vistas, Inc.	167,857	4,170,095
CONSOLIDATED TOTAL	$605,665	$4,432,917
Net (Loss):
Cancable	$(893,343)	$(1,824,129)
AC Technical	57,901	215,362
Iview	(94,044)	(76,500)
AC Acquisition	(12,774)	(12,398)
Corporate (1)	(234,730)	(4,688,180)
Consolidated Total	$(1,176,990)	$(6,385,845)
TOTAL ASSETS
Cancable	$12,315,788	$12,275,543
AC Technical	2,770,370	3,623,690
Iview	1,124,554	1,379,437
Creative Vistas, Inc.	3,044,540	7,233,587
Consolidated Total	$19,255,252	$24,512,257
CAPITAL ASSETS
Cancable	$7,572,455	$6,237,896
AC Technical	648,181	814,913
Iview	75,436	-
Consolidated Total	$8,296,072	$7,052,809
CAPITAL EXPENDITURES
Cancable	$7,382	$1,506,176
AC Technical	1,139	3,048
Iview	4,406	-
CONSOLIDATED TOTAL	$12,927	$1,509,224

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Marc 31, 2009	March 31, 2008
Contract	$1,224,040	$1,479,319
Service	7,909,147	9,291,977
Others	8,986	10,059
Total sales to external customers	$9,142,173	$10,781,355

Revenue generated by the Company in Canada and the United States was $7,168,113 (2008:$10,501,775) and $1,974,060 (2008: $279,580), respectively.

11.	Subsequent Events

Subsequent to period end, the Company issued 216,000 warrants to Laurus to defer the monthly principal requirement from April to May 2009.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed therein.  Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of our operations and our ability to operate profitably a number of new projects.  Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
Comparison of Three Months Period Ended March 31, 2009
to Period Ended March 31, 2008

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended March 31, 2009, to the comparable period in 2008.

Sales:  Sales for the three month period ended 2009 decreased 15.2% to $9,142,200 from $10,781,400 for the three months period ended 2008.  The decrease in revenue was mainly due to the decrease in service revenue of Cancable Segment to $7,455,300 for the three month period ended 2009 from $8,871,900 for the same period in 2008.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue for the first quarter of fiscal 2009 from the Cancable segment was $7,455,300 as compared to $8,871,900 in 2008. The decrease in revenue was primarily due to the decline of the revenue generated from Rogers Cable Inc. as a customer. The decline was offset by the continued growth of revenue in the United States.  Total revenue generated in the United States for the first quarter of fiscal 2009 was $1,974,100 compared to $280,000 for the same period in fiscal 2008. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended March 31, 2009 was $3,854,200 or 51.7% of its total Cancable revenue compared to $6,508,100 or 73.4% for the same period of fiscal 2008. (b) AC Technical segment - Total revenue of AC Technical segment was $1,567,800 for the first three months of fiscal 2009 compared to $1,846,800 for the same period of fiscal 2008.  The decrease in revenue was mainly due to a fluctuation of the foreign exchange rate. All revenue generated from AC Technical Segment was in Canadian dollars.  Total revenue of AC Technical Segment was $1,567,800 (CAD$1,944,000) for the first quarter of fiscal 2009 and $1,846,800 (CAD$ $1,846,800) for the same period of fiscal 2008. Contract revenue was $1,205,600 for the first quarter of fiscal 2009 compared to $1,426,700 for the same period of fiscal 2008.  The service revenue was $362,200 for the three months ended March 31, 2009, compared to $420,100 for the same period of fiscal 2008.  Service revenue primarily represents the cumulative effect of the growth in contracts and number of customers over the past few years. We have experienced a significant increase in the number of inquiries for systems from the government and retail sector. This increased interest in security products and services may result in our achieving increased revenues in future periods if we are successful in attracting new customers or obtaining additional projects from existing customers. There is no assurance that the Company will be able to attract new customers.

Direct Expenses (excluding depreciation):  Direct expenses as a percentage of revenue for the three months ended March 31, 2009 was $6,986,400 or 76.4% of revenues compared to $8,307,900 or 77.1% of revenues for same period in 2008. The direct expenses for the three month period ended March 31, 2008 were higher which was driven predominantly by the initial training and set up cost of developing the business in the United States. (a)Cancable segment – Direct expenses of this segment were $6,226,500 for the three months ended March 31, 2009 which is comprised principally of labor expenses $4,768,000, vehicle expenses $478,000 and material cost $424,300.  (b) AC Technical segment – Direct expenses of this segment were $747,900. The material cost was $444,100 or 28.3% of the AC Technical revenue for the three months ended March 31, 2009 compared to $591,900 or 32.1% of revenues in the same period of fiscal 2008. The decrease in percentage of material costs was mainly due to some contracts having less material needs. On the other hand, the labor and subcontractor cost increased to $289,500 or 18.5% of AC Technical revenues for the three months ended March 31, 2009 compared to $264,100 or 14.3% of AC Technical revenues for the same period of fiscal 2008.  The increase in labor and subcontractor cost was mainly due to some contracts required more labor hours.

Project cost: Project cost was decreased to $223,700 or 2.5% of revenue for the three months ended March 31, 2009, compared to $326,100 or 3.0% for the same period in 2008. Project cost was mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $147,300 in the first quarter of fiscal 2009 compared to $208,700 for the same period of fiscal  2008.  The decrease was mostly due to the decrease in the number of indirect staff. Automobile and travel expenses decreased to $57,200 for the three months ended March 31, 2009 compared to $65,900 for the same period of fiscal 2008. There was no material fluctuation of percentage in automobile and travel expenses.

Selling expense: Selling expense was $199,000 or 2.2% of revenues for the first quarter of fiscal 2009 compared to $218,600 or 2.0% of revenues for the same period in 2008. Selling expenses were mainly related to AC Technical segment.  The balance for the three months ended March 31, 2009 is mainly comprised of salaries and commission to salespersons of $96,700 compared to $151,600 for the same period of fiscal 2008. The decrease was mainly due to the decrease in salesperson headcount.  The advertising and promotion and trade show expenses were $29,400 in the first quarter of fiscal 2009 compared to $28,000 for the same period of fiscal 2008 with no material fluctuation.

General and administrative expenses: General and administrative expenses were $1,235,500 or 13.5% of revenues for the first quarter of fiscal 2009 compared to $2,891,200 or 26.8% for the same period in 2008. The balance for the three months ended March 31, 2009 is mainly comprised of $99,600 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $203,300 in 2008. In addition, investor relations expenses amounted to $45,000 for first quarter of fiscal 2009 compared to $142,500 for the same period of fiscal 2008.  Total salaries and benefits to administrative staff were $589,100 for the first quarter of fiscal 2009 compared to $1,086,300 for the same period of 2008. The higher amount in 2008 was mainly due to additional staff hired for the expansion of the new development in the United States.  Due to the restructuring of the Company, the total number of administrative staff decreased compared to the same period of fiscal 2008.

Depreciation: Total depreciation of property plant and equipment was $701,800 for the first quarter of fiscal 2009 compared to $500,900 for the same period in 2008.  The increase in balance was primarily due to the capital expenditures incurred during the last fiscal year in the amount of $7,497,557.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $82,400 for the three months ended March 31, 2009 compared to $190,200 for the same period of fiscal 2008.  The decrease  was mainly due to the trade name related to the acquisition in 2006 being fully amortized.

Interest and other Expenses:  Interest and net other expenses for the three months ended March 31, 2009 were $890,400 or 9.7% of revenues compared to net expenses of $4,732,400 or 43.9% of revenues for the same period in 2008. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $41,000 compared to $44,200 for the same period of fiscal 2008.  Additionally, net financing expenses decreased to $605,700 or 6.6% of revenues compared to $4,432,900 or 41.1% of revenues for the same period of 2008.  The interest due with respect to the Company’s credit facility was $376,200 for the three months ended March 31, 2009 compared to $319,000 for the same period in 2008.  The increase in the balance reflects the increase in outstanding balances of the term notes compared to the same period of the prior year.  In addition, the Company issued warrants related to proposed financings valued at $3,723,600 which were charged to financing costs for the three months ended March 31, 2008. There was no such balance for the current period ended March 31, 2009. Additionally, the foreign currency translation loss for this quarter was $243,700 compared to foreign currency translation loss of $255,200 for the same period of 2008. The balance was related to the foreign currency translation of term notes.

Income taxes:  No income tax was paid for the period ended March 31, 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax assets.

Net Income/Loss:  Net loss for the first quarter of fiscal 2009 was $1,177,000 compared to net loss of $6,385,800 for the same period in 2008. The Company’s operating loss was $286,600 for the three months ended March 31, 2009 compared to operating loss of $1,653,500 for the same period of 2008.  The loss was primarily attributed to the Company’s allocation of resources to grow the business in the United States and increased costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2009, we had $3,694,657 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2009, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $621,993 for the three months ended March 31, 2009. The changes in operating assets and liabilities resulted in a use of cash of $312,300, which included a $167,900 increase in accounts receivable, a $103,000 decrease in inventory, a $3,400 decrease in prepaid expenses, a $231,700 decrease in accounts payable, a $2,100 increase in income tax recoverable and a $17,000 decrease in deferred revenue.

Comparison of  the balance sheet as at March 31, 2009 to December 31, 2008

Accounts Receivable

Our accounts receivable decreased by approximately $135,300 compared to the balance as at December 31, 2008. Accounts receivable of Cancable segment were $2,797,800 as at March 31, 2009 compared to $2,912,200 as at December 31, 2008.  Accounts receivable of AC Technical segment was $1,560,300 as at March 31, 2009 compared to $1,547,500 as at December 31, 2008.  The fluctuation in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at March 31, 2009 was $701,600 compared to $829,300 as at December 31, 2008. The inventory of the Cancable segment as at March 31, 2009 was $229,900 compared to $319,600 as at December 31, 2008.   The inventory of AC Technical segment as at March 31, 2009 was $396,600 compared to $421,700 as at December 31, 2008.

Accounts Payable and Accrued Liabilities

Accounts payable decreased to approximately $5,226,099 as at March 31, 2009 from $5,800,100 as at December 31, 2008. The decrease was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $98,100 as at March 31, 2009 compared to $118,600 as at December 31, 2008. This decrease was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Net Cash Used in Investing Activities.  Net cash provided by investing activities was $149,900 for the three months ended March 31, 2009, compared to $861,200 used for the three months ended March 31, 2008. The balance for both periods was mainly due to the purchase of property and equipment of the Company and offset by the sale proceeds from the sale of property and equipment. For the three month period ended March 31, 2008, the Company has paid $300,000 for the acquisition of XL Digital.  The total consideration to be paid by Cancable XL for the shares of XL Digital was an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration was to be paid in notes, warrants to acquire stock of the Company and cash (including the $300, 000 described above), with the total balance due on January 5, 2009.  Based on the Company’s subsequent purchase price calculation, the Company disagrees with the Seller regarding the calculation of the purchase price, including the $300,000 cash already paid. and the Company is in the process of negotiating with the seller.

Net Cash Provided From Financing Activities.  Net cash used in financing activities was $689,400 for the three months ended March 31, 2009 compared to net cash provided of $464,400 for the three months ended March 31, 2008. The current year’s balance mainly represents the repayment of capital leases, bank indebtedness and term notes in the amount of $689,400.  Last year’s balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $1,043,000.  The balance was offset with the repayment of term notes and capital leases in the amount of $632,600.

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

In June 2003, the U.S. Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial

Furthermore, in the following fiscal year, management is required to file the registered accounting firm’s attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

On December 30, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “  Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards (“SFAS”) No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits  ,” to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “  Fair Value Measurements  ”. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any postretirement plans.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. There is no expected impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instruments. See our Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2008, Annual Report on Form 10-K under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of March 31, 2009, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Form 10-K filed on March 31, 2009.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: May 15, 2009