Form 10-Q
period 2009-06-30
CREATIVE VISTAS INC
filed 2009-08-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009
OR
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

☐ Yes          ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 14, 2009, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,475,294.

PART I.                      FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$3,154,126	$4,770,337
Accounts receivable, net of allowance for doubtful accounts of $186,886 and $323,183	3,744,926	4,571,327
Income tax recoverable	252,290	188,525
Inventory and supplies	713,087	829,318
Prepaid expenses	332,389	289,638
Due from related parties	2,203	2,094
Total current assets	8,199,021	10,651,239
Property plant and equipment, net of depreciation	7,161,271	9,214,623
Deposits	211,322	460,376
Intangible assets	704,167	850,136
Deferred financing costs, net	425,745	483,331
Deferred income taxes	35,834	35,343
	$16,737,360	$21,695,048
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank Indebtedness	$1,553,602	$1,581,912
Accounts payable and accrued liabilities	4,439,854	5,800,061
Current portion of obligation under capital leases	1,979,897	2,125,312
Deferred income	109,287	118,595
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	1,750,000
Current portion of other payable	258,621	245,902
Due to related parties	6,618	6,292
Total current liabilities	10,123,737	11,653,932
Term notes	13,886,525	14,062,290
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease	3,308,913	4,554,240
Due to related parties	199,025	189,237
	29,018,200	31,959,699
Shareholders' (deficit)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,475,294 at June 30, 2009 and 37,224,926 December 31, 2008 issued and outstanding
Common stock	6,554,144	6,488,137
Additional paid-in capital	14,061,429	14,005,627
Accumulated (deficit)	(32,961,667)	(31,357,923)
Accumulated other comprehensive income	65,254	599,508
	(12,280,840)	(10,264,651)
	$16,737,360	$21,695,048
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Contract and service revenue
Contract	$1,105,234	$1,786,195	$2,329,274	$3,265,514
Service	8,027,123	10,803,125	15,936,270	20,095,102
Other	1,468	5,541	10,454	15,600
	9,133,825	12,594,861	18,275,998	23,376,216
Direct Expenses (excluding depreciation)
Contract	630,173	1,083,059	1,404,980	1,983,766
Service	6,312,101	8,669,381	12,523,736	16,076,602
Project expenses	213,514	266,018	437,167	592,073
Selling expenses	206,633	261,382	405,640	479,979
General and administrative expenses	1,588,064	3,146,595	2,823,534	6,037,797
Depreciation expense	669,511	617,877	1,371,357	1,118,762
Amortization of intangible assets	84,330	189,769	166,722	379,936
	9,704,326	14,234,081	19,133,136	26,668,915
Loss from operations	(570,501)	(1,639,220)	(857,138)	(3,292,699)
Interest and other expenses (income)
Net financing expenses	575,069	1,383,466	1,180,734	5,816,383
Amortization of deferred charges	38,531	45,700	79,529	89,915
Foreign currency translation (gain) loss	(757,352)	(119,459)	(513,662)	135,775
	(143,752)	1,309,707	746,601	6,042,073
(Loss) before income taxes	(426,749)	(2,948,927)	(1,603,739)	(9,334,772)
Income taxes	-	-	-	-
Net (loss)	(426,749)	(2,948,927)	(1,603,739)	(9,334,772)
Other comprehensive (loss):
Unrealized gain (loss) – available for sale securities	-	1,941,633	-	(916,649)
Foreign currency translation adjustment	(833,782)	(96,891)	(534,253)	(452,498)
Comprehensive (loss)	$(1,260,531)	$(1,104,185)	$(2,137,992)	$(10,703,919)
Basic weighted-average shares	37,412,644	37,147,384	37,403,694	36,667,096
Diluted weighted-average shares	37,412,644	37,147,384	37,403,694	36,667,096
Basic earnings (loss) per share	$(0.01)	$(0.08)	$(0.04)	$(0.25)
Diluted earnings (loss) per share	$(0.01)	$(0.08)	$(0.04)	$(0.25)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2009	2008

Operating activities
Net cash (used in) operating activities	$(472,814)	$(1,941,366)
Investing activities
Payment for acquisition	-	(300,000)
Proceeds from sales of property and equipment	196,925	34,920
Purchase of property and equipment	(19,619)	(994,708)
Net cash provided by (used in) investing activities	177,306	(1,259,788)
Financing activities
Proceeds from (repayment of) bank indebtedness	(98,436)	2,860,665
Proceeds from term note	-	2,500,000
Deferred financing cost	-	(167,380)
Due to related parties	-	(385)
Repayment of capital leases	(887,594)	(843,185)
Issuance of common shares	-	1,260
Restricted cash	-	52,894
Repayment of term notes	(187,500)	(647,167)
Net cash provided by (used in) financing activities	(1,173,530)	3,756,702
Effect of foreign exchange rate changes on cash	(147,173)	24,315
Net change in cash and cash equivalents	(1,616,211)	579,863
Cash and cash equivalents, beginning of period	4,770,337	1,960,340
Cash and cash equivalents, end of period	$3,154,126	$2,540,203

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2009 (Unaudited)

1.           Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2009, and the consolidated condensed statements of operations and cash flows for the periods ended June 30, 2008 and 2009, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”).  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2009 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the June 30, 2008, financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $1,603,739 for the period ended June 30, 2009 and have an accumulated deficit of $32,961,667 at June 30, 2009.

We have outstanding term loans aggregating $15,636,525, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of June 30, 2009, there were 13,068,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

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

2.            Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the period ended June 30, 2009, the amortization of deferred financing cost was approximately $79,529 (2008 - $89,915).

Cost	$1,034,189
Accumulated amortization	(608,444)
$425,745

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2009	$77,687
2010	154,000
2011	132,794
2012	40,900
2013	20,364
$425,745

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,577,586	$902,155	$675,431
Trade name	1,268,968	1,240,232	28,736
	$2,846,554	$2,142,387	$704,167

Amortization expense for the six month period ended June 30, 2009 amounted to $166,722 (2008-$379,936).

4.            Bank Indebtedness

During the period ended June 30, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at June 30, 2009, the interest rate of the Canadian dollar amount was 3.75%. At June 30, 2009, the borrowings outstanding under both facilities were $1,553,602.  The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities were due in March 2009 and the Company is currently negotiating the renewal of these banking facilities.

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

The options held by Laurus to acquire 49% of Cancable and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and Cancable and Iview Holding have incurred losses, no noncontrolling interests have been recognized at June 30, 2009.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2010, with a balance of $4,950,000 payable on the maturity date. Through June 30, 2009, the Company has issued warrants to purchase up to 2,268,000 shares of common stock of the Company at prices from $0.16 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to June 1, 2009.

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

Interest on the term note for the period ended June 30, 2009 was $683,587 (2008: $631,437).

Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,764,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount	(1,064,603)
15,636,525
Less: current portion	1,750,000
$13,886,525

The principal payments for the next five fiscal years are as follows:

Amount
2009	$875,000
2010	6,562,500
2011	6,763,628
2012	-
2013	1,435,397
$15,636,525

6.           Net Financing Expenses

	Six months ended June 30,
	2009	2008
Capital leases	$376,968	$247,550
Interest of credit facility	683,587	631,437
Interest on deferred principal repayment of term note	94,535	628,238
Warrants issued for proposed new financing	-	3,723,565
Financing cost for the extension for the warrants issued	-	560,735
Others	25,644	24,858
	$1,180,734	$5,816,383

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

Interest expense recognized for the six month period ended June 30, 2009 was $25,644 (2008 - $24,858).

8.           Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2009, the Company issued 166,835 common shares for legal fees with the fair market value of $45,056.

During the period ended June 30, 2009, the Company issued 83,533 common shares for legal fees with the fair market value of $20,962.

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

At June 30, 2009 options to purchase 1,903,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of June 30, 2009, there was $756,647 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At June 30, 2009, 1,198,250 options were vested. The cost recognized for the six month period ended June 30, 2009 was $6,321 (2008:$202,706) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;
	2009	2008
Expected volatility	140%	45%
Expected dividends	0%	0%
Expected term (in years)	4.0	4.0
Risk-free rate	1.33% -1.35%	2.99% - 3.41%

A summary of option activity under the Plan during the period ended June 30, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	2,939,000	$1.27	4.75	$1.57
Granted	130,000	$0.29	4.52	$0.00
Exercised	-	-
Forfeited or expired	(1,166,000)	$3.18	2.25	$0.00
Outstanding at June 30, 2009	1,903,000	$0.62	2.32	$0.00

Exercisable at June 30, 2009	1,198,250	$0.64	2.11	$0.00

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time.   During the period ended June 30, 2009, in connection with financing, the Company issued warrants to purchase 540,000 shares of common stock.  The fair market value of the warrants of $94,535 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.41% to 2.04%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.16 to $0.27 and the life of the warrants 4 years.

As of June 30, 2009, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09–30-2004	09-30-2009	199,500	$1.00	$111,853	Consulting and investment banking fees
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
		13,268,483

* In May 2008 the Company entered an amendment to extend the expiry date of Stock Purchase Warrants issued to Laurus. The expiry dates were extended from 2011and 2012 to 2016 and to 2017.  Increases in the value of the warrants of $560,735 in the aggregate were recorded under net financing costs in 2008.

9.           Major Customers

During the six months ended June 30, 2009 the Company derived 81.5% (2008:72.3%) of its revenue from three customers.  The accounts receivable from these customers comprised 39.6% (2008: 56.2%) of the total trade receivable.

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

Cancable

Cancable Inc. and its wholly owned subsidiaries XL Digital Services, Inc. and 2141306 Ontario Inc. are Canadian based entities. Cancable, Inc. is a US based entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

AC Technical

A.C. Technical Systems Ltd. (“AC Technical”), a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems.

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”), a corporation incorporated under the laws of Canada, is a subsidiary formed in late 2005 to focus on providing video surveillance products and technologies to the market.

	June 30, 2009	June 30, 2008
Sales:
Cancable	$15,148,463	$19,267,812
AC Technical	2,979,554	4,004,510
Iview	47,973	103,894
Creative Vistas, Inc.	100,008	-
Consolidated Total	$18,275,998	$23,376,216
Depreciation and amortization:
Cancable	$1,337,277	$1,098,335
AC Technical	16,996	20,427
Iview	17,084	-
Consolidated Total	$1,371,357	$1,118,762
INTEREST EXPENSES:
Cancable	$741,115	487,897
Iview	62,640	71,096
AC Acquisition	25,644	24,859
Creative Vistas, Inc.	351,335	5,232,531
CONSOLIDATED TOTAL	$1,180,734	$5,816,383
Net (Loss):
Cancable	$(1,304,393)	$(3,231,567)
AC Technical	83,034	400,784
Iview	(57,557)	(150,023)
AC Acquisition	(25,644)	(24,859)
Corporate (1)	(299,179)	(6,329,107)
Consolidated Total	$(1,603,739)	$(9,334,772)
TOTAL ASSETS
Cancable	$10,826,011	$16,444,277
AC Technical	2,621,073	3,712,508
Iview	1,056,703	1,301,630
Creative Vistas, Inc.	2,233,573	9,045,782
Consolidated Total	$16,737,360	$30,504,197
CAPITAL ASSETS
Cancable	$6,392,991	$8,033,961
AC Technical	695,328	828,795
Iview	72,952	-
Consolidated Total	$7,161,271	$8,862,756
CAPITAL EXPENDITURES
Cancable	$14,074	$3,811,432
AC Technical	1,139	10,948
Iview	4,406	-
CONSOLIDATED TOTAL	$19,619	$3,822,380

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	June 30, 2009	June 30, 2008
Contract	$2,329,274	$3,265,514
Service	15,936,270	20,095,102
Others	10,454	15,600
Total sales to external customers	$18,275,998	$23,376,216

Revenue generated by the Company in Canada and the United States was $14,549,626 (2008:$22,072,321) and $3,726,372 (2008: $1,303,895), respectively.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations
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

Results of Operations
Comparison of Three Months Period Ended June 30, 2009
to Period Ended June 30, 2008

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended June 30, 2009, to the comparable period in 2008.

Sales:  Sales for the three month period ended June 30, 2009 decreased 27.5% to $9,133,800 from $12,594,900 for the three months period ended June 30, 2008.  The decrease in revenue was mainly due to the decline in service revenue of Cancable Segment to $7,693,100 for the three month period ended June 30, 2009 from $10,395,900 for the same period in 2008.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue for the second quarter of fiscal 2009 from the Cancable segment was $7,693,100 as compared to $10,395,900 for the same period of 2008. The decline in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. The decline in revenue was offset by the continued growth of revenue in the United States.  Total revenue generated in the United States for the second quarter of fiscal 2009 was $1,752,300 compared to $1,024,300 for the same period in fiscal 2008. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended June 30, 2009 was $4,346,600 or 56.5% of its total Cancable revenue compared to $6,853,800 or 65.9% for the same period of fiscal 2008. The decrease in revenue was mainly due to the exchange rate fluctuations as well as the weakened economy. (b) AC Technical segment - Total revenue of AC Technical segment was $1,411,700 for the three month period ended June 30, 2009 compared to $2,157,800 for the same period of fiscal 2008.  The decline in revenue was mainly due to a fluctuation of the foreign exchange rate and tightened capital expenditures by our customers. All revenue generated from AC Technical Segment was in Canadian dollars.  Total revenue of AC Technical Segment was $1,411,700 (CAD$1,651,700) for the second quarter of fiscal 2009 and $2,157,800 (CAD$ $2,179,300) for the same period of fiscal 2008. Contract revenue was $1,077,700 for the second quarter of fiscal 2009 compared to $1,750,500 for the same period of fiscal 2008.  The service revenue was $334,000 for the three months ended June 30, 2009, compared to $407,200 for the same period of fiscal 2008.

(b)           Direct Expenses (excluding depreciation):  Direct expenses as a percentage of revenue for the three months ended June 30, 2009 was $6,942,300 or 76.0% of revenues compared to $9,752,400 or 77.4% of revenues for same period in 2008. The direct expenses for the three month period ended June 30, 2008 were higher which was driven predominantly by the initial training and set up cost of developing the business in the United States. (a)Cancable segment – Direct expenses of this segment were $6,165,800 for the three months ended June 30, 2009 which is comprised principally of labor expenses of $4,769,500, vehicle expenses of $449,600 and material cost of $486,300.  (b) AC Technical segment – Direct expenses of this segment were $752,800. The material cost was $434,900 or 30.8% of the AC Technical revenue for the three months ended June 30, 2009 compared to $535,800 or 24.8% of revenues in the same period of fiscal 2008. The increase in percentage of material costs was mainly due to some contracts having more material needs. On the other hand, the labor and subcontractor cost decreased to $307,500 or 21.8% of AC Technical revenues for the three months ended June 30, 2009 compared to $491,600 or 22.7% of AC Technical revenues for the same period of fiscal 2008.  The decrease in labor and subcontractor cost was mainly due to a decline in revenue.

Project cost: Project cost was decreased to $213,500 or 2.3% of revenue for the three months ended June 30, 2009, compared to $266,000 or 2.1% for the same period in 2008. Most of the project cost was related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $143,100 in the second quarter of fiscal 2009 compared to $163,300 for the same period of fiscal 2008.  The decrease was mostly due to the decrease in the number of indirect staff. Automobile and travel expenses decreased to $46,400 for the three months ended June 30, 2009 compared to $58,600 for the same period of fiscal 2008. There was no material fluctuation in the percentage of revenue of automobile and travel expenses.

Selling expense: Selling expense was $206,600 or 2.3% of revenues for the second quarter of fiscal 2009 compared to $261,400 or 2.1% of revenues for the same period in 2008. Selling expenses were mainly related to AC Technical segment.  The balance for the three months ended June 30, 2009 is mainly comprised of salaries and commission to salespersons of $99,160 compared to $133,200 for the same period of fiscal 2008. The decrease was mainly due to the decrease in salesperson headcount.  The advertising and promotion and trade show expenses were $23,100 in the second quarter of fiscal 2009 compared to $39,700 for the same period of fiscal 2008 with no material fluctuation.

General and administrative expenses: General and administrative expenses were $1,588,100 or 17.4% of revenues for the second quarter of fiscal 2009 compared to $3,146,600 or 25.0% for the same period in 2008. The balance for the three months ended June 30, 2009 is mainly comprised of $112,800 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $124,900 in 2008. In addition, investor relations expenses amounted to $45,000 for second quarter of fiscal 2009 compared to $353,300 for the same period of fiscal 2008.  Total salaries and benefits to administrative staff were $641,700 for the second quarter of fiscal 2009 compared to $1,173,500 for the same period of 2008. Additionally, there was loss on disposal of capital assets in the amount of $159,200 for the second quarter of fiscal 2009 and no such balance for the same period of 2008. The year-over-year decrease in general and administration expenses was primarily the result of cost reductions. The higher amount in 2008 was mainly due to additional staff hired for the expansion of the new development in the United States.

Depreciation: Total depreciation of property plant and equipment was $669,500 for the second quarter of fiscal 2009 compared to $617,800 for the same period in 2008 with no material fluctuation.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $84,300 for the three months ended June 30, 2009 compared to $189,800 for the same period of fiscal 2008.  The decrease was mainly due to the trade name related to the acquisition in 2006 being fully amortized.

Interest and other Expenses (Income):  Interest and net other expenses (income) for the three months ended June 30, 2009 were $(143,800) or 1.6% of revenues compared to net expenses of $1,309,700 or 10.4% of revenues for the same period in 2008. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $38,500 compared to $45,700 for the same period of fiscal 2008.  Additionally, net financing expenses decreased to $575,100 or 6.3% of revenues compared to $1,383,500 or 11.0% of revenues for the same period of 2008.  The interest due with respect to the Company’s credit facility was $307,400 for the three months ended June 30, 2009 compared to $312,500 for the same period in 2008.  In addition, the Company issued 324,000 warrants with a value of $54,500 to defer principal repayment. For the same period of fiscal 2008, the Company issued 324,000 warrants with the value of $354,000 to defer the principal repayment in the second quarter of fiscal 2008. Additionally, the foreign currency translation gain for this quarter was $757,400 compared to a foreign currency translation gain of $119,500 for the same period of 2008. The balance was related to the foreign currency translation of term notes.

Income taxes:  No income tax was paid for the period ended June 30, 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax assets.

Net Income/Loss:  Net loss for the second quarter of fiscal 2009 was $426,700 compared to net loss of $2,948,900 for the same period in 2008. The Company’s operating loss was $570,500 for the three months ended June 30, 2009 compared to operating loss of $1,639,200 for the same period of 2008.  The decrease in operating loss in the three months ended June 30, 2009, compared to the corresponding period of 2008, reflects the continuous cost reduction program. The loss in 2008 was primarily attributed to increased costs in connection with growing our business in the United States.

Results of Operations
Comparison of Six Month Period Ended June 30, 2009
to Period Ended June 30, 2008

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first six month period ended June 30, 2009, to the comparable period in 2008.

Sales:  Sales for the six month period ended 2009 decreased 21.8% to $18,276,000 from $23,376,200 for the six month period ended 2008.  The decline in revenue was mainly due to the decrease in service revenue of Cancable Segment to $15,148,500 for the six month period ended 2009 from $19,267,800 for the same period in 2008.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and OSS-IM View (collectively, “Cancable Group”).  Total revenue of this segment for the six month period ended 2009 was $15,148,500 compared to $19,267,800 for the same period in fiscal 2008.  The decrease was mainly due to the exchange rate fluctuation as well as the weakened economy.   Total revenue generated in the United States in the first six month period ended 2009 was $3,726,400 compared to $1,303,900 for the same period of last year. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the six month period ended June 30, 2009 was approximately $8,200,700 or 54.1% of  total Cancable revenue compared to $13,361,900 or 69.3% for the six months ended June 30, 2008. (b) AC Technical segment - Total revenue of AC Technical segment was $2,979,600 for the six months ended June 30, 2009 compared to $4,004,500 for the same period of fiscal year 2008. The decline in revenue was mainly due to a fluctuation of the foreign exchange rate and tightened capital expenditures by our customers. Contract revenue decreased to $2,329,300 for the six months ended June 30, 2009 compared to $3,265,500 for the same period of fiscal 2008.  Service revenue decreased to $696,200 for the six months ended June 30, 2009 from $827,300 for the same period of fiscal 2008.

Direct Expenses (excluding depreciation):  Direct expenses as a percentage of revenue for the six months ended June 30, 2009 was $13,928,700 or 76.2% of revenues compared to $18,060,400 or 77.3% of revenues for the six month period ended June 30, 2008.  (a) Cancable segment – Cost of sales of this segment was $12,392,300 for the six months ended June 30, 2009 which is mainly comprised of labor expenses of $9,537,400, vehicle expenses of $927,500 and material cost of $910,600.  (b) AC Technical segment – Cost of sales of this segment was $1,500,700. The material cost was $878,900 or 29.5% of the AC Technical revenue for the six months ended June 30, 2009 compared to $1,227,700 or 30.7% of revenues in the same period of fiscal 2008. The decrease in percentage of the material cost was mainly due to some contracts requiring less materials. On the other hand, the labor and subcontractor cost decreased to $597,100 or 20.0% of AC Technical revenues for the six months ended June 30, 2009, from $755,100 or 18.9% of AC Technical revenues for the six months ended June 30, 2008. The decrease in the labor and subcontractor cost was due to the decline in revenue.

Project cost: Project cost was $437,200 or 2.4% of revenue for the six months ended June 30, 2009, compared to $592,100 or 2.5% for the same period of fiscal year 2008. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $290,400 for the six months ended June 30, 2008, compared to $357,900 for the same period of fiscal 2008. The decrease in expenses was mainly due to the decrease in indirect staff. The automobile and travel expenses were approximately $103,600 for the six month period ended June 30, 2009 compared to $124,600 for the same period of fiscal 2008.  There was no material fluctuation of automobile and travel expenses for two fiscal years.

Selling expenses: Selling expenses were $405,600 or 2.2% of revenues for the six month period ended 2009 compared to $479,900 or 2.1% of revenues for the same period of fiscal 2008. Selling expenses were mainly related to the AC Technical segment.  The balance for the six months ended June 30, 2009 is mainly comprised of salaries and commissions to salespersons of $195,900 compared to $284,800 for the same period of fiscal 2008. The decrease was mainly due to the decrease in commissions in line with the decrease in revenue. The advertising, promotion and trade show expenses were $52,600 for the six months ended June 30, 2009, and $67,700 for the same period of fiscal 2008.  There was no material fluctuation of advertising, promotion and trade show expenses for two fiscal years.

General and administrative costs: General and administrative costs were $2,823,600 or 15.5% of revenues for the six month period ended June 30, 2009 compared to $6,037,800 or 25.8% for same period of fiscal 2008. The balance for the six month period ended June 30, 2009, is comprised of $212,400 of professional fees related to fees for the quarterly reports and other corporate matters. The investor relations expenses decreased to $90,000 for the six month period ended June 30, 2009, compared to $495,500 for the same period last year.  Total salaries and benefits to administrative staff decreased to $1,239,800 for the six month period ended June 30, 2009 compared to $2,259,800 for the same period last year. The year-over-year decrease in general and administration expenses was primarily the result of cost reductions. The total number of administrative staff decreased compared to the same period of fiscal 2008.

Depreciation: Total depreciation of property plant and equipment was $1,371,400 for the six month period ended June 30, 2009 compared to $1,118,700 for the same period in 2008.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $166,700 for the three months ended June 30, 2009 compared to $379,900 for the same period of fiscal 2008.  The decrease was mainly due to the trade name related to the acquisition in 2006 being fully amortized.

Interest and other Expenses :  Interest and net other expenses for the six months ended June 30, 2009, of $746,600 or 4.1% of revenues compared to net expenses of $6,042,100 or 25.8% of the revenues for the same period of fiscal 2008. Interest and net other expenses for the current period is  comprised of the amortization of deferred charges amounting to $79,500 compared to $89,900 for the same period of fiscal 2008.   Additionally, net financing expenses decreased to $1,180,700 or 6.5% of revenues compared to $5,816,400 or 24.9% of revenues for the same period of fiscal 2008. During the three months ended March 31, 2008, the Company entered into two financing arrangements in which the Company has issued 2,030,865 warrants with a value of $3,723,600 and there was no such arrangement for the same period of fiscal 2009. The interest due with respect to the Company’s credit facility was $683,600 for the six months ended June 30, 2009 compared to $631,400 in the same period of 2008.

Income taxes:  No income tax was paid for the period ended June 30, 2009 which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the six months ended June 30, 2009 was $1,603,700 compared to net loss of $9,334,800 for the six month period ended June 30, 2008. The Company’s operating loss was $857,100 for the six months ended 2009 compared to operating income of $3,292,700 for the same period of fiscal 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2009, we had $3,154,126 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2009, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $472,800 for the six months ended June 30, 2009. The changes in operating assets and liabilities resulted in a use of cash of $251,100, which included a $910,300 decrease in accounts receivable, a $151,100 decrease in inventory, a $223,200 decrease in prepaid expenses, a $1,063,000 decrease in accounts payable, a $53,400 increase in income tax recoverable and a $14,300 decrease in deferred revenue.

Comparison of  the balance sheet as at June 30, 2009 to December 31, 2008

Accounts Receivable

Our accounts receivable decreased by approximately $826,400 compared to the balance as at December 31, 2008. Accounts receivable of Cancable segment were $2,527,600 as at June 30, 2009 compared to $2,912,200 as at December 31, 2008.  Accounts receivable of AC Technical segment was $1,162,100 as at June 30, 2009 compared to $1,547,500 as at December 31, 2008.  The fluctuation in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at June 30, 2009 was $713,100 compared to $829,300 as at December 31, 2008. The inventory of the Cancable segment as at June 30, 2009 was $204,900 compared to $319,600 as at December 31, 2008.   The inventory of AC Technical segment as at June 30, 2009 was $419,100 compared to $421,700 as at December 31, 2008.

Accounts Payable and Accrued Liabilities

Accounts payable decreased to approximately $4,439,900 as at June 30, 2009 from $5,800,100 as at December 31, 2008. The decrease was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue decreased to $109,000 as at June 30, 2009 compared to $118,600 as at December 31, 2008. This decrease was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Net Cash Used in Investing Activities.  Net cash provided by investing activities was $177,300 for the six months ended June 30, 2009, compared to $1,259,800 used for the six months ended June 30, 2008.  Last year’s balance was due to the purchase of property and equipment of the Company in the amount of $994,700. Additionally, the Company paid $300,000 for the acquisition of XL Digital in the six month period ended June 30, 2008.  The total consideration to be paid by Cancable XL for the shares of XL Digital was an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration was to be paid in notes, warrants to acquire stock of the Company and cash (including the $300,000 described above), with the total balance due on January 5, 2009.  Based on the Company’s subsequent purchase price calculation, the Company disagrees with the Seller regarding the calculation of the purchase price, including the $300,000 cash already paid and the Company is in the process of negotiating with the seller.

Net Cash Provided From Financing Activities.  Net cash used in financing activities was $1,173,500 for the six months ended June 30, 2009 compared to net cash provided of $3,756,500 for the six months ended June 30, 2008. The current year’s balance mainly represents the repayment of capital leases, bank indebtedness and term notes.  Last year’s balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $5,360,700.  The balance was offset with the repayment of term notes and capital leases in the amount of $1,490,600.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 on June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM  (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the quarter ended September 30, 2009. . The adoption of SFAS 168 will not have a material impact on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of June 30, 2009, the end of the period covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Form 10-K filed on June 30, 2009.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated:  August 14, 2009