Form 10-Q
period 2009-09-30
CREATIVE VISTAS INC
filed 2009-11-16
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 0-16819
CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona	6770	86-0464104
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization	Classification Code Number)	Identification No.)

2100 Forbes Street
Unit 8-10
Whitby, Ontario, Canada L1N 9T3
(905) 666-8676

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐ [NTD, CVAS may leave this blank until June 15, 2011 as it is not a large accelerated filer]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

At November 16, 2009, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.          FINANCIAL INFORMATION
Item 1.       Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,576,425	$4,770,337
Accounts receivable, net of allowance for doubtful accounts of $228,096 and $323,183	5,367,214	4,571,327
Income tax recoverable	329,585	188,525
Inventory and supplies	793,428	829,318
Prepaid expenses	521,324	289,638
Due from related parties	2,388	2,094
Total current assets	9,590,364	10,651,239
Property plant and equipment, net of depreciation	7,142,906	9,214,623
Deposits	116,588	460,376
Intangible assets	650,623	850,136
Deferred financing costs, net	419,398	483,331
Deferred income taxes	36,673	35,343
	$17,956,552	$21,695,048
Liabilities and Shareholders' (Deficit)
Current Liabilities
Bank Indebtedness	$2,307,548	$1,581,912
Accounts payable and accrued liabilities	4,882,072	5,800,061
Current portion of obligation under capital leases	1,470,402	2,125,312
Deferred income	122,151	118,595
Deferred income taxes	25,858	25,858
Current portion of term notes	7,387,500	1,750,000
Current portion of other payable	280,374	245,902
Due to related parties	7,174	6,292
Total current liabilities	16,483,079	11,653,932
Term notes	8,260,524	14,062,290
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease	3,870,707	4,554,240
Due to related parties	215,766	189,237
	30,330,076	31,959,699
Shareholders' (deficit)
Share capital
Authorized 50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,488,714 at September 30, 2009 and 37,224,926 at December 31, 2008 issued and outstanding
Common stock	6,555,754	6,488,137
Additional paid-in capital	14,127,379	14,005,627
Accumulated (deficit)	(32,241,221)	(31,357,923)
Accumulated other comprehensive income (loss)	(815,436)	599,508
	(12,373,524)	(10,264,651)
	$17,956,552	$21,695,048
The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Contract and service revenue
Contract	$2,039,619	$1,756,739	$4,368,893	$5,022,254
Service	9,281,162	12,204,635	25,217,432	32,299,736
Other	1,662	33,208	12,117	48,807
	11,322,443	13,994,582	29,598,442	37,370,797
Direct Expenses (excluding depreciation)
Contract	1,152,944	1,169,824	2,411,632	3,153,590
Service	7,034,600	10,082,945	19,704,627	26,159,547
Project expenses	229,520	269,309	666,687	861,381
Selling expenses	205,248	259,436	610,888	739,415
General and administrative expenses	1,370,361	2,745,487	4,193,898	8,783,283
Depreciation expense	657,033	728,492	2,028,390	1,847,254
Amortization of intangible assets	86,515	188,622	253,238	568,557
	10,736,221	15,444,115	29,869,360	42,113,027
Income (Loss) from operations	586,222	(1,449,533)	(270,918)	(4,742,230)
Interest and other expenses (income)
Net financing expenses	585,668	603,392	1,766,402	6,419,775
Realized loss on disposal of available for sale securities	-	822,916	-	822,916
Amortization of deferred charges	41,008	69,666	120,537	159,581
Foreign currency translation (gain) loss	(760,897)	384,502	(1,274,559)	520,277
	(134,221)	1,880,476	612,380	7,922,549
Income (Loss) before income taxes	720,443	(3,330,009)	(883,298)	(12,664,779)
Income taxes	-	-	-	-
Net income (loss)	720,443	(3,330,009)	(883,298)	(12,664,779)
Other comprehensive (loss):
Unrealized gain – available for sale securities	-	916,649	-	-
Foreign currency translation adjustment	(880,690)	327,939	(1,414,943)	411,719
Comprehensive (loss)	$(160,247)	$(2,085,421)	$(2,298,241)	$(12,253,060)
Basic weighted-average shares	37,478,649	37,224,926	37,426,516	36,834,445
Diluted weighted-average shares	44,508,726	37,224,926	37.426,516	36,834,445
Basic earnings (loss) per share	$0.02	$(0.09)	$(0.02)	$(0.34)
Diluted earnings (loss) per share	$0.02	$(0.09)	$(0.02)	$(0.34)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2009	2008

Operating activities
Net cash (used in) operating activities	$(860,282)	$(2,352,174)
Investing activities
Payment for acquisition	-	(300,000)
Proceeds from sales of property and equipment	202,455	48,816
Proceeds from sales of available for sale securities	-	5,623,933
Purchase of property and equipment	(67,563)	(1,777,302)
Net cash provided by investing activities	134,892	3,595,447
Financing activities
Proceeds from bank indebtedness	507,835	2,267,274
Proceeds from term note	-	2,500,000
Deferred financing cost	-	(219,380)
Due to related parties	-	(385)
Repayment of capital leases	(1,324,499)	(1,268,128)
Issuance of common shares	-	1,260
Restricted cash	-	52,894
Repayment of term notes	(212,500)	(957,371)
Net cash provided by (used in) financing activities	(1,029,164)	2,376,164
Effect of foreign exchange rate changes on cash	(439,358)	45,412
Net change in cash and cash equivalents	(2,193,912)	3,664,849
Cash and cash equivalents, beginning of period	4,770,337	1,960,340
Cash and cash equivalents, end of period	$2,576,425	$5,625,189

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2009 (Unaudited)

1.            Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2009, and the consolidated condensed statements of operations and cash flows for the three month and nine month periods ended September 30, 2008 and 2009, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), and Iview Digital Video Solutions Inc. (“Iview DSI”).  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2009 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

In preparing the accompanying financial statements, we have evaluated subsequent event through November 16, 2009, the issuance date of this Form 10Q, we have determined that no events or transactions have occurred subsequent to September 30, 2009, which require recognition or disclosure in the financial statements.

Reclassifications

Certain amounts from the September 30, 2008 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $883,298 for the period ended September 30, 2009 and have an accumulated deficit of $32,241,221 at September 30, 2009.

We have outstanding term loans aggregating $15,648,024, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of September 30, 2009, there were 13,392,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

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

Recent Accounting Pronouncements

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.            Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the period ended September 30, 2009, the amortization of deferred financing cost was approximately $120,537 (2008 - $159,581).

Cost	$1,111,830
Accumulated amortization	(692,432)
$419,398

The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Year	Amount
2009	$42,064
2010	166,953
2011	143,963
2012	44,340
2013	22,078
$419,398
3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,626,168	$1,000,467	$625,701
Trade name	1,274,768	1,249,846	24,922
	$2,900,936	$2,250,313	$650,623

Amortization expense for the nine month period ended September 30, 2009 amounted to $253,238 (2008-$568,557).

4.             Bank Indebtedness

During the period ended June 30, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facility for AC Technical and Cancable was $500,000 and $3,500,000 respectively. Revolving credit loans bear interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at September 30, 2009, the interest rate of the Canadian dollar amount was 3.75%. At September 30, 2009, the borrowings outstanding under both facilities were $2,307,548.  The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities were due in March 2009 and the Company is currently negotiating the renewal of these banking facilities.

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

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under a Secured Convertible Term Note, a Secured Convertible Minimum Borrowing Note and a Secured Revolving Note, all dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were subsequently cancelled.

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at September 30, 2009.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2010, with a balance of $4,950,000 payable on the maturity date. Through September 30, 2009, the Company has issued warrants to purchase up to 2,592,000 shares of common stock of the Company at prices from $0.16 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to September 1, 2009.

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

Interest on the term note for the period ended September 30, 2009 was $1,096,632 (2008: $1,052,523).

Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2010	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,739,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount	(1,028,104)
15,648,024
Less: current portion	7,387,500
$8,260,524

The principal payments for the next five fiscal years are as follows:

Amount
2009	$437,500
2010	6,975,000
2011	6,763,628
2012	-
2013	1,471,896
$15,648,024

6.             Net Financing Expenses

	Nine months ended September 30,
	2009	2008
Capital leases	$475,167	$417,272
Interest on credit facility	1,096,632	1,052,523
Interest on deferred principal repayment of term note	155,993	628,238
Warrants issued for proposed new financing	-	3,723,565
Financing cost for the extension for the warrants issued	-	560,735
Other	38,610	37,442
	$1,766,402	$6,419,775

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

Interest expense recognized for the nine month period ended September 30, 2009 was $38,610 (2008 - $37,442).

8.             Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the period ended March 31, 2009, the Company issued 166,835 common shares for legal fees with the fair market value of $45,056. During the period ended June 30, 2009, the Company issued 83,533 common shares for legal fees with the fair market value of $20,962. During the period ended September 30, 2009, the Company issued 13,420 common shares for legal fees with the fair market value of $1,610.

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

a.
Option Price.  The price at which each share of common stock covered by an option granted under the Plan may be purchased may not be less than the market value per share of the common stock on the date of grant of the option.  The date of grant of an option shall be the date specified by the Committee in its grant of the option, which date will normally be the date the Committee determines to make such grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate employee termination within the valuation model. Because the Company has not previously granted options to employees, for purposes of the valuation model, the Company has assumed that the life of the options will be equal to one-half of the combined vesting period and contractual life (i.e. that employees will exercise the options at the midpoint between the vesting and expiry date of the options). The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

During 2009, the Company granted to employees options to purchase 370,000 shares of common stock, at prices ranging from $0.26 to $0.63 per share; the options expire in 2013.

At September 30, 2009 options to purchase 2,133,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of September 30, 2009, there was $121,969 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At September 30, 2009, 1,190,750 options were vested. The cost recognized for the nine month period ended September 30, 2009 was $10,813 (2008:$304,059) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;
	2009	2008
Expected volatility	140%	45%
Expected dividends	0%	0%
Expected term (in years)	4.0	4.0
Risk-free rate	1.33% -1.82%	2.99% - 3.41%

A summary of option activity under the Plan during the period ended September 30, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	2,939,000	$1.27	4.75	$1.57
Granted	370,000	$0.51	4.70	$0.00
Exercised	-	-
Forfeited or expired	(1,176,000)	$2.24	2.92	$0.00
Outstanding at September 30, 2009	2,133,000	$0.60	2.31	$0.00

Exercisable at September 30, 2009	1,190,750	$0.64	1.86	$0.00

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time.   During the period ended September 30, 2009, in connection with financing, the Company issued warrants to purchase 864,000 shares of common stock.  The fair market value of the warrants of $155,993 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.41% to 2.19%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.16 to $0.27 and the life of the warrants 4 years.

As of September 30, 2009, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of Warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
		13,392,983

* In May 2008 the Company entered into an amendment to extend the expiry date of Stock Purchase Warrants issued to Laurus. The expiry dates were extended from 2011 and 2012 to 2016 and 2017 respectively.  Increases in the value of the warrants of $560,735 in the aggregate were recorded under net financing costs in 2008.

9.             Major Customers

During the nine months ended September 30, 2009 the Company derived 89.0% (2008:87.5%) of its revenue from three customers.  The accounts receivable from these customers comprised 68.8% (2008: 50.2%) of the total trade receivable.

10.          Segment Information

We determine and disclose our segments in accordance with codification “Disclosures about Segments of an Enterprise and Related Information”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

	September 30, 2009	September 30, 2008
Sales:
Cancable	$24,038,095	$31,073,071
AC Technical	5,381,474	6,052,378
Iview	77,713	214,929
Creative Vistas, Inc.	101,160	30,419
Consolidated Total	$29,598,442	$37,370,797
Depreciation and amortization:
Cancable	$1,975,213	$1,802,743
AC Technical	26,616	30,399
Iview	26,561	14,112
Consolidated Total	$2,028,390	$1,847,254
INTEREST EXPENSES:
Cancable	$1,091,242	901,751
Iview	93,392	104,423
AC Acquisition	38,610	37,443
Creative Vistas, Inc.	543,158	5,376,158
CONSOLIDATED TOTAL	$1,766,402	$6,419,775
Net (Loss):
Cancable	$(926,396)	$(4,886,837)
AC Technical	477,042	576,359
Iview	(26,739)	(275,428)
AC Acquisition	(38,610)	(37,443)
Corporate (1)	(368,595)	(8,041,430)
Consolidated Total	$(883,298)	$(12,664,779)
TOTAL ASSETS
Cancable	$11,778,753	$16,709,205
AC Technical	3,320,309	3,350,045
Iview	893,422	1,280,234
Creative Vistas, Inc.	1,964,068	7,960,273
Consolidated Total	$17,956,552	$29,299,757
CAPITAL ASSETS
Cancable	$6,310,494	$9,345,536
AC Technical	763,066	783,252
Iview	69,346	97,542
Consolidated Total	$7,142,906	$10,226,330
CAPITAL EXPENDITURES
Cancable	$43,398	$6,369,888
AC Technical	19,759	14,350
Iview	4,406	113,534
CONSOLIDATED TOTAL	$67,563	$6,497,772

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	September 30, 2009	September 30, 2008
Contract	$4,368,893	$5,022,254
Service	25,217,432	32,299,736
Others	12,117	48,807
Total sales to external customers	$29,598,442	$37,370,797

Revenue generated by the Company in Canada and the United States was $24,169,306 (2008:$33,910,653) and $5,429,136 (2008: $3,460,144), respectively.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

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

Results of Operations
Comparison of Three Months Period Ended September 30, 2009
to Period Ended September 30, 2008

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended September 30, 2009, to the comparable period in 2008.

Sales:  Sales for the three month period ended September 30, 2009 totaled $11,322,400, compared to $13,994,600 for the same period in 2008, representing a decrease of 19.1%.  The decrease in revenue was mainly due to the decline in service revenue of Cancable Segment to $8,889,600 for the three month period ended September 30, 2009 from $11,805,300 for the same period in 2008.

(a) Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue for the third quarter of fiscal 2009 from the Cancable segment was $8,889,600 as compared to $11,805,300 for the same period of 2008. The decline in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three month period ended September 30, 2009 was $5,371,300 or 60.4% of total Cancable revenue compared to $7,338,600 or 62.2% for the same period of fiscal 2008. Total revenue generated in the United States for the third quarter of fiscal 2009 was $1,702,800 compared to $2,242,500 for the same period in fiscal 2008. The decrease in revenue was mainly due to the exchange rate fluctuations as well as the weakened economy. (b) AC Technical segment - Total revenue of AC Technical segment was $2,401,900 for the three month period ended September 30, 2009 compared to $2,047,900 for the same period of fiscal 2008.    Contract revenue was $2,010,400 for the third quarter of fiscal 2009 compared to $1,648,500 for the same period of fiscal 2008.  The service revenue was $391,500 for the three months ended September 30, 2009, compared to $399,400 for the same period of fiscal 2008.

Direct Expenses (excluding depreciation):  Direct expenses as a percentage of revenue for the three months ended September 30, 2009 were $8,187,500 or 72.3% of revenues compared to $11,252,800 or 80.4% of revenues for same period in 2008. The direct expenses for the three month period ended September 30, 2008 were higher which was driven predominantly by the initial training and set up cost of developing the Company’s business in the United States. (a) Cancable segment – Direct expenses of this segment were $6,920,200 for the three months ended September 30, 2009 which is comprised principally of labor expenses of $5,390,900, vehicle expenses of $504,200 and material cost of $516,700.  (b) AC Technical segment – Direct expenses of this segment were $1,246,100. The material cost was $873,200 or 36.4% of the AC Technical revenue for the three months ended September 30, 2009 compared to $626,200 or 30.6% of revenues in the corresponding period of fiscal 2008. The increase in percentage of material costs was attributable to some contracts having more material needs. On the other hand, the labor and subcontractor cost decreased to $347,000 or 14.4% of AC Technical revenues for the three months ended September 30, 2009 compared to $428,900 or 20.9% of AC Technical revenues for the same period of fiscal 2008.  The decrease in labor and subcontractor cost was mainly due to a decline in revenue.

Project cost: Project cost was decreased to $229,520 or 2.0% of revenue for the three months ended September 30, 2009, compared to $269,300 or 1.9% for the same period in 2008. Most of the project cost was related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $146,900 in the third quarter of fiscal 2009 compared to $156,600 for the same period of fiscal 2008.  The decrease was mostly due to the decrease in the number of indirect staff. Automobile and travel expenses decreased to $55,800 for the three months ended September 30, 2009 compared to $78,500 for the same period of fiscal 2008. There was no material fluctuation in the percentage of revenue of automobile and travel expenses.

Selling expense: Selling expense was $205,200 or 1.8% of revenues for the third quarter of fiscal 2009 compared to $259,400 or 1.9% of revenues for the same period in 2008. Selling expenses were mainly related to AC Technical segment.  The balance for the three months ended September 30, 2009 is mainly comprised of salaries and commission to salespersons of $102,300 compared to $142,800 for the same period of fiscal 2008. The decrease was mainly due to the decrease in salesperson headcount.  The advertising and promotion and trade show expenses were $17,600 in the third quarter of fiscal 2009 compared to $23,600 for the same period of fiscal 2008 with no material fluctuation.

General and administrative expenses: General and administrative expenses were $1,370,400 or 12.1% of revenues for the third quarter of fiscal 2009, compared to $2,745,500 or 19.6% for the same period in 2008, representing a decrease of $1,375,100. The balance for the three months ended September 30, 2009 was mainly comprised of $123,800 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $114,500 in 2008. In addition, investor relations expenses amounted to $30,000 for the third quarter of fiscal 2009 compared to $413,200 for the same period of fiscal 2008.  Total salaries and benefits to administrative staff were $784,700 for the third quarter of fiscal 2009 compared to $1,295,100 for the same period of 2008. The year-over-year decrease in general and administration expenses primarily reflected a focused cost reduction program across the Company. The higher amount in 2008 was attributable to additional staff hired for the expansion of new business development in the United States.

Depreciation: Total depreciation of property plant and equipment was $657,000 for the third quarter of fiscal 2009 compared to $728,500 for the same period in 2008 with no material fluctuation.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $86,500 for the three months ended September 30, 2009 compared to $188,600 for the same period of fiscal 2008.  The decrease was mainly due to the trade name related to the acquisition in 2006 being fully amortized.

Interest and other Expenses (Income):  Interest and net other expenses (income) for the three months ended September 30, 2009 were $(134,200) or 1.2% of revenues compared to net expenses of $1,880,500 or 13.4% of revenues for the same period in 2008. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $41,000 compared to $69,700 for the same period of fiscal 2008.  Additionally, net financing expenses decreased to $585,700 or 5.2% of revenues compared to $603,400 or 4.3% of revenues for the same period of 2008.  The interest due with respect to the Company’s credit facility was $376,300 for the three months ended September 30, 2009 compared to $421,100 for the same period in 2008.  In addition, the Company issued 324,000 warrants with a value of $61,500 to defer principal repayment. There was no such balance for the same period of fiscal 2008. During the third quarter of fiscal 2008, the Company sold common stock of 180 Connect Inc. for an aggregate of $5,623,900. The realized loss on disposal of this investment was $822,900 and there was no such balance in the third quarter of fiscal 2009. Additionally, the foreign currency translation gain for this quarter was $760,900 compared to a foreign currency translation loss of $384,500 for the same period of 2008. The balance was related to the foreign currency translation of term notes.

Income taxes:  No income tax was paid for the period ended September 30, 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax assets.

Net Income/Loss:  Net income for the third quarter of fiscal 2009 was $720,400 compared to a net loss of $3,330,000 for the same period in 2008. The Company’s operating income was $586,200 for the three months ended September 30, 2009 compared to an operating loss of $1,449,500 for the same period of 2008.

Results of Operations
Comparison of Nine Month Period Ended September 30, 2009
to Period Ended September 30, 2008

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the first nine month period ended September 30, 2009, to the comparable period in 2008.

Sales:  Sales for the nine month period ended 2009 was $29,598,400, compared to $37,370,800 for the nine month period ended 2008, representing a decrease of 20.8%.  The decline in revenue was primarily due to the decrease in service revenue of Cancable Segment to $24,038,100 for the nine month period ended 2009 from $31,073,100 for the same period in 2008.

(a) Cancable Segment - This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, “Cancable Group”).  Total revenue of this segment for the nine month period ended 2009 was $24,038,100 compared to $31,073,100 for the same period in fiscal 2008.  The decrease was attributable to the exchange rate fluctuation as well as the weakened economy.   Total revenue generated in the United States in the first nine month period ended 2009 was $5,429,100 compared to $3,460,100 for the same period of last year. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the nine month period ended September 30, 2009 was approximately $13,571,900 or 56.5% of total Cancable revenue compared to $20,685,200 or 66.6% for the nine months ended September 30, 2008. (b) AC Technical segment - Total revenue of AC Technical segment was $5,381,400 for the nine months ended September 30, 2009 compared to $6,052,400 for the same period of fiscal year 2008. The decline in revenue was mainly due to a fluctuation of the foreign exchange rate and tightened capital expenditures by our customers. Contract revenue decreased to $4,368,900 for the nine months ended September 30, 2009 compared to $5,022,300 for the same period of fiscal 2008.  Service revenue decreased to $1,018,500 for the nine months ended September 30, 2009 from $1,226,700 for the same period of fiscal 2008.

Direct Expenses (excluding depreciation):  Direct expenses for the nine months ended September 30, 2009 were $22,116,300 or 74.7% of revenues compared to $29,313,100 or 78.4% of revenues for the nine month period ended September 30, 2008.  (a) Cancable segment – Cost of sales of this segment was $19,312,500 for the nine months ended September 30, 2009 which is mainly comprised of labor expenses of $14,928,300, vehicle expenses of $1,431,800 and material cost of $1,427,200.  (b) AC Technical segment – Cost of sales of this segment was $2,746,800. The material cost was $1,752.100 or 32.6% of the AC Technical revenue for the nine months ended September 30, 2009 compared to $1,753,900 or 29.0% of revenues in the same period of fiscal 2008. The increase in percentage of the material cost was mainly due to some contracts requiring more materials. On the other hand, the labor and subcontractor cost decreased to $944,000 or 17.5% of AC Technical revenues for the nine months ended September 30, 2009, from $1,184,700 or 19.6% of AC Technical revenues for the nine months ended September 30, 2008. The decrease in the labor and subcontractor cost was due to the decline in revenue.

Project cost: Project cost was $666,700 or 2.3% of revenue for the nine months ended September 30, 2009, compared to $861,400 or 2.3% for the same period of fiscal year 2008. Project cost was mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $437,300 for the nine months ended September 30, 2009, compared to $528,600 for the same period of fiscal 2008. The decrease in expenses was mainly due to the decrease in indirect staff. The automobile and travel expenses were approximately $159,400 for the nine month period ended September 30, 2009 compared to $203,100 for the same period of fiscal 2008.  There was no material fluctuation of automobile and travel expenses for two fiscal years.

Selling expenses: Selling expenses were $610,900 or 2.1% of revenues for the nine month period ended 2009 compared to $739,400 or 2.0% of revenues for the same period of fiscal 2008. Selling expenses were mainly related to the AC Technical segment.  The balance for the nine months ended September 30, 2009 is mainly comprised of salaries and commissions to salespersons of $298,200 compared to $426,600 for the same period of fiscal 2008. The decrease was mainly due to the decrease in commissions in line with the decrease in revenue. The advertising, promotion and trade show expenses were $70,200 for the nine months ended September 30, 2009, and $91,300 for the same period of fiscal 2008.  There was no material fluctuation of advertising, promotion and trade show expenses for two fiscal years.

General and administrative costs: General and administrative costs were $4,193,900 or 14.2% of revenues for the nine month period ended September 30, 2009 compared to $8,783,300 or 23.5% for the same period of fiscal 2008. The balance for the nine month period ended September 30, 2009, is comprised of $396,557 of professional fees related to fees for the quarterly reports and other corporate matters compared to $466,900 for the same period of 2008. The investor relations expenses decreased to $120,000 for the nine month period ended September 30, 2009, compared to $908,700 for the same period last year.  Total salaries and benefits to administrative staff decreased to $2,015,500 for the nine month period ended September 30, 2009 compared to $4,668,900 for the same period last year. The year-over-year decrease in general and administration expenses was primarily the result of cost reductions across the Company. The total number of administrative staff decreased compared to the same period of fiscal 2008.

Depreciation: Total depreciation of property plant and equipment was $2,028,400 for the nine month period ended September 30, 2009 compared to $1,847,300 for the same period in 2008.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $253,200 for the nine months ended September 30, 2009 compared to $568,600 for the same period of fiscal 2008.  The decrease was mainly due to the trade name related to the acquisition in 2006 being fully amortized.

Interest and other Expenses :  Interest and net other expenses for the nine months ended September 30, 2009, was $612,400 or 2.1% of revenues compared to net expenses of $7,922,500 or 21.2% of the revenues for the same period of fiscal 2008. Interest and net other expenses for the current period is comprised of the amortization of deferred charges amounting to $120,500 compared to $159,600 for the same period of fiscal 2008.   Additionally, net financing expenses decreased to $1,766,400 or 6.0% of revenues compared to $6,419,800 or 17.2% of revenues for the same period of fiscal 2008. During the three months ended March 31, 2008, the Company entered into two financing arrangements in which the Company issued 2,030,865 warrants with a value of $3,723,600 and there was no such arrangement for the same period of fiscal 2009. The interest due with respect to the Company’s credit facility was $1,096,600 for the nine months ended September 30, 2009 compared to $1,052,500 in the same period of 2008.

Income taxes:  No income tax was paid for the period ended September 30, 2009 which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the nine months ended September 30, 2009 was $883,300 compared to net loss of $12,664,800 for the nine month period ended September 30, 2008. The Company’s operating loss was $270,900 for the nine months ended 2009 compared to operating loss of $4,742,200 for the same period of fiscal 2008.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2009, we had $2,576,400 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy the ongoing working capital needs of the Company. During fiscal year 2009, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $860,300 for the nine months ended September 30, 2009. The changes in operating assets and liabilities resulted in a use of cash of $1,568,700, which included a $602,900 increase in accounts receivable, a $131,300 decrease in inventory, a $155,500 decrease in prepaid expenses, a $1,133,900 decrease in accounts payable, a $108,000 increase in income tax recoverable and a $10,700 decrease in deferred revenue.

Comparison of  the balance sheet as at September 30, 2009 to December 31, 2008

Accounts Receivable

Our accounts receivable increased by approximately $795,900 compared to the balance as at December 31, 2008. Accounts receivable of the Cancable segment were $3,600,600 as at September 30, 2009 compared to $2,912,200 as at December 31, 2008.  Accounts receivable of the AC Technical segment were $1,635,500 as at September 30, 2009 compared to $1,547,500 as at December 31, 2008.  The fluctuation in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at September 30, 2009 was $793,400 compared to $829,300 as at December 31, 2008. The inventory of the Cancable segment as at September 30, 2009 was $233,900 compared to $319,600 as at December 31, 2008.   The inventory of AC Technical segment as at September 30, 2009 was $444,300 compared to $421,700 as at December 31, 2008.

Accounts Payable and Accrued Liabilities

Accounts payable decreased to approximately $4,882,100 as at September 30, 2009 from $5,800,100 as at December 31, 2008. The decrease was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue was $122,200 as at September 30, 2009 compared to $118,600 as at December 31, 2008. Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Net Cash Used in Investing Activities.  Net cash provided by investing activities was $134,900 for the nine months ended September 30, 2009, compared to $3,595,400 provided for the nine months ended September 30, 2008.  Last year’s balance included proceeds from the sales of common stock of 180 Connect Inc. in the amount of $5,623,900. Total purchase of property and equipment of the Company for the nine month period ended September 30, 2008 was $1,777,300 compared to $67,600 for the same period in fiscal 2009. Additionally, the Company paid $300,000 for the acquisition of XL Digital in the nine month period ended September 30, 2008.  The total consideration to be paid by Cancable XL for the shares of XL Digital was an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration was to be paid in notes, warrants to acquire stock of the Company and cash (including the $300,000 described above), with the total balance due on January 5, 2009.  Based on the Company’s subsequent purchase price calculation, the Company disagrees with the Seller regarding the calculation of the purchase price, including the $300,000 cash already paid and the Company is in the process of negotiating with the seller.

Net Cash Provided From Financing Activities.  Net cash used in financing activities was $1,029,200 for the nine months ended September 30, 2009 compared to net cash provided of $2,376,200 for the nine months ended September 30, 2008. The current year’s balance mainly represents the repayment of capital leases, bank indebtedness and term notes.  Last year’s balance represents net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $2,267,300 and the Company’s issuance of a term note to LV Administrative Services, Inc. in the amount of $2,500,000 with total financing cost of $167,380.  The net proceeds from this term note were $2,332,620.  The balance was offset with the repayment of term notes and capital leases in the amount of $2,225,500.

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

Recent Accounting Pronouncements

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance in 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified six critical accounting estimates: accounts receivable allowances, goodwill, revenue, inventory, accounting for income taxes and financial instruments. See our Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2008 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of September 30, 2009, the end of the period covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s assessment of internal control over financial reporting as of December 31, 2008 was included in Form 10-K filed on March 31, 2009.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 16, 2009