Form 10-K
period 2009-12-31
CREATIVE VISTAS INC
filed 2010-03-31
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

☐ Yes             ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,427,602 (8,991,121 Shares at $0.27).

At March 31, 2010, the number of shares outstanding of the registrant’s common stock, no par value (the only class of common stock), was 37,488,714.

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

PART I

Item 1.	Business

Corporate Background and Overview

Creative Vistas, Inc. was incorporated in the state of Arizona on July 18, 1983.  We are a leading provider of security-related technologies and systems. We also provide the deployment of broadband services to the commercial and residential market.  We primarily operate through our subsidiaries AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security-related technologies and systems.  AC Technical Systems is responsible for all of our revenues in the security sector for 2009.  It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.  Iview DVSI is responsible for providing video surveillance products and technologies to the market.

On December 31, 2005, we acquired Cancable Inc. (“Cancable”) through our wholly owned Delaware subsidiary, Cancable Holding Corp.  Cancable is in the business of providing the deployment and servicing of broadband technologies in both residential and commercial markets.  Cancable has offices in Ontario, Canada.  All related documents were disclosed in Form 8-K/A filed on January 6, 2006.  In October 2007, we entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. All related documents were disclosed in Form 8K filed on October 17, 2007.  In October 2009, we incorporated OSS-IM View Inc. which is responsible for providing BI software. The current version of BI software manages data from over a million multi-faceted transactions for large field-services customers. Wireless and web enabled, the software provides automated intelligent decision-making for managing customer transactions, vehicles, technicians, supply chains, HR-related functions and other activities.

Today, our operations are divided into two distinct operating segments: (a) security and surveillance products and services, and (b) broadband deployment and provisioning services.  Through AC Technical Systems we provide integrated security solutions to our commercial customer base.  Through Cancable, and XL Digital, we provide broadband deployment and provisioning services to residential and commercial markets.

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

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada.  We may receive grants and tax credits for projects and product development if they qualify for the program.  Our product development department develops new products and also enhances existing products.  We have the capability to build various forms of hardware and software modules.  Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products.  This is one of the differentiating factors between our competitors and us.  Our research and development expenses were approximately $590,000 in fiscal year 2009 and $530,600 in fiscal year 2008.  Expenses include engineering salaries, costs of development tools and equipment.  None of the expenses were borne directly by customers.

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

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations.  For the years ended December 31, 2009 and December 31, 2008, our revenue from service and maintenance was $1,471,500 and $1,544,400 respectively.

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

We provide our products and services to customers in four markets:

•	Government
•	Healthcare
•	Education
•	Retail

We also provide our products and services to various other sectors including corporate facilities, mining, entertainment and the automobile industry through direct sales to end-users and through subcontracting agreements.

Backlog

Our backlog consists of written purchase orders and contract, we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months.  All of these orders and contracts are subject to cancellation at any time.  As of December 31, 2009, our backlog was approximately $2,000,000.

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

Employees

As of December 31, 2009, Cancable has a staff of over 400 employees and A.C. Technical Systems has a staff of 49 employees.

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

Broadband deployment and provisioning services

We operate through our subsidiaries Cancable Inc., XL Digital Services Inc. and Cancable, Inc. (together the “Cancable Group”), located in Canada and the United States to provide and deploy broadband services. Cancable Inc. and XL Digital Services Inc. were subsequent acquisitions. Cancable Group has re-branded its name to Dependable HomeTech in 2007.

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

Ross Jepson, President and CEO, joined Cancable in December, 2001 after many years of executive management experience in the cable industry most notably as President of Cablenet Canada, Managing Director of Videotron UK, Executive Vice President for Cableworks Communications and Chief Operating Officer of IT Canada. Ross has over 25 years of local, national and international management experience in Operations and Business Development.

Paul Mease, Senior Vice President, Field Services, originally joined the company in August 2005 and now has overall leadership of the Canadian and US field operations. Paul has extensive operational and contracting field services experience having held various senior positions within several large multi trade construction companies including Aecon Inc. and E.S. Fox. Ltd. He has spent almost his entire career within various aspects of field services including operations, procurement, support, fleet and asset management, acquisitions and strategic growth. Paul has both a P. Eng and a MBA.

Cheryl Lewis, Vice-President, Dependable HomeTech Services, leads the Operational and Business Development for Dependable HomeTech's call centre division. Prior to joining Cancable in 1997, Cheryl spent 10 years in the Hospitality industry, gaining a wealth of knowledge in Sales and Customer Service. Throughout her career with Dependable HomeTech she has been involved in the operations of our field services team as well as Customer Service for both Ontario and US Operations. She is currently also responsible for company growth initiatives.

Catherine Lewis, P. Eng., MBA, CMA, Chief Financial Officer,  joined Cancable in March 2009 and brings over 20 years of accounting and finance experience.  She has held senior finance roles in the IT, telecom and technology sectors encompassing the full spectrum of service, product and manufacturing. Companies included CompuCom/CCSI, Telus, AT&T Canada and Nortel. Ms. Lewis is responsible for finance and accounting functions for Cancable.

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

Key Client Relationships

Cancable has four main customer relationships, Rogers Cable Inc., Time Warner Entertainment, Cox Communications and Cogeco Cable.  Rogers Cable Inc. is the most significant.

Rogers Cable Inc.

Rogers Cable Inc. is Cancable Group’s largest customer employing more than 250 of our field technicians as of December 2009.  In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity.  This number is down from 22 contractors three years ago.  Over the past two years, as a result of the vendor consolidation and its top rated performance, Cancable Group has emerged as Rogers’ primary contractor in the Greater Toronto Area with more than 40% share of completed work orders.

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

A significant development for both cable and telecom companies has been the acceptance of the internet as a mass medium for commerce and communications involving both residential and commercial consumers.  A recent report stated that, as of 2004, 44% of Canadian homes were connected to high-speed Internet services.  Approximately 2.3 million homes connect via cable while 1.9 million connect via telco providers.

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

Cancable Group, one of our major subsidiaries, relies on certain large clients for a significant portion of our revenues

Cancable Group currently derives a significant portion of its revenues from a limited number of clients.  For the fiscal year ended December 31, 2009, Rogers Cable TV Limited accounted for approximately 47.2% of Cancable’s revenues.  The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints.  Cancable Group’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice.  As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period.  A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business.  If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

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

As of December 31, 2009, there were 13,716,983 shares of common stock issuable upon the exercise of warrants and 2,134,155 shares issuable upon the exercise of options. Included in the balance were 2,005,000 shares related to the Employee Stock Options (see Note 15 in the Financial Statements). Also, included in the balance, 13,716,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options were issued to Laurus Master Fund, Ltd and its related entities, Erato Corporation, Valens Offshore Fund and  Valens U.S. Fund, LLC and PSource Structured Debt Limited (“Laurus”).  Additionally, there were 49 shares of common stock of Cancable issuable upon the exercise of options and 20 shares of common stock of Iview issuable upon the exercise of options to Laurus and its related entities. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term notes as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or certain additional share issuances at prices below the then effective exercise or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants and options.

Because our directors own approximately 76% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders

Our directors own approximately 76.0% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues

A portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on our $16,651,128 principal amount of term notes are approximately $1,750,000, $12,401,128, and $2,500,000 from 2010 to 2013. In addition, interest on the notes is payable on a monthly basis. We also have a series of other notes payable totaling $1,500,000 as of December 31, 2009. The $1,500,000 promissory note included in other notes payable, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term.  The term notes are secured by all of our assets.  Interest on term notes are settled in cash. However, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt.  In any liquidation of us, the holders of our debt (including The Malar Trust) would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

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

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2009, this extra 21.5% totaled approximately $200,000.

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

In addition, you may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.              MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted at the present time on the OTC Bulletin Board under the symbol “CVAS.”  At December 31, 2009, the bid price was $0.07 per share and the ask price was $0.09 per share.  The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule.  See “Risk Factors—Penny Stock.”  The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated.  These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price

March 31, 2008	$0.81	$2.65
June 30, 2008	$0.80	$2.00
September 30, 2008	$0.55	$1.50
December 31, 2008	$0.13	$1.00
March 31, 2009	$0.08	$0.30
June 30, 2009	$0.08	$0.16
September 30, 2009	$0.08	$0.20
December 31, 2009	$0.06	$0.18

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

As of March 17, 2010 there were 265 holders of our Common Stock.  We have 37,488,714 outstanding shares of Common Stock.

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

In July 2008, the Company sold all of its shares of 180 Connect Inc. for $1.80 per share.  Total cash received for the transaction was $5,623,933. The Company does not own any shares of 180 Connect Inc. as at December 31, 2009.

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

Results of Operations

Comparison of Year Ended December 31, 2009
to Year Ended December 31, 2008

Revenue:  Sales were $39,768,800 for the year ended December 31, 2009, compared to $48,470,000 in 2008, representing a decrease of 18.0%. The decrease in revenue was mainly due to the decline in the service revenue of Cancable Segment to $32,380,000 for Fiscal Year 2009 from $40,648,500 for Fiscal Year 2008.

 (a) Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $32,380,000 in 2009 as compared to $40,648,500 in 2008. The decline in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. The decline in revenue was offset by the continued growth of revenue in the United States. Total revenue generated in the United States for the year ended December 31, 2009 was $6,936,400 compared to $5,591,800 for the year ended December 31, 2008. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for Fiscal Year 2009 was $18,759,800 or 57.9% of total Cancable revenue compared to $26,054,800 or 64.1% for Fiscal Year 2008. The decrease in revenue was mainly due to the exchange rate fluctuations as well as the weakened economy. (b) AC Technical segment - Total revenue of AC Technical segment was $7,145,800 for the year ended December 31, 2009 compared to $7,541,200 in 2008. The decline in revenue was mainly due to fluctuation of the foreign exchange rate and tightened capital expenditures by our customers. All revenue generated from AC Technical Segment was in Canadian dollars.  Contract revenue was $5,812,700 for Fiscal Year 2009 compared to $6,209,600 for Fiscal Year 2008.  The service revenue was $1,333,100 for the year ended December 31, 2009, compared to $1,331,600 in 2008.

Direct Expenses (excluding depreciation):  Direct expenses were $29,913,900 or 75.2% of revenues for the year ended December 31, 2009, compared to $38,776,000 or 80.0% of revenues for same period in 2008. The decrease in direct expenses for the year ended December 31, 2009 was mainly due to the decline in overall revenue in 2009.   (a)Cancable segment – Direct expenses of this segment were $26,206,900 for the year ended December 31, 2009, compared to $34,714,100 in 2008. The direct expenses comprised principally of labor expenses $20,256,900, vehicle expenses $1,998,700 and material cost $1,850,300.  The direct expenses in 2008 were higher which was driven predominantly by the initial training and set up cost of developing the business in the United States.  (b) AC Technical segment – Direct expenses of this segment were $3,618,000 in 2009, compared to $3,868,900 in 2008. The material cost was $2,198,500 or 30.8% of the AC Technical revenue for the year ended December 31, 2009 compared to $2,208,900 or 29.3% of revenues in the same period of fiscal 2008. On the other hand, the labor and subcontractor cost increased to $1,355,100 or 18.9% of AC Technical revenues for Fiscal Year 2009 and $1,598,900 or 21.2% of AC Technical revenues for fiscal 2008.  The decrease in direct expenses was mainly due to the decline in revenue.

Project cost: Project cost was decreased to $894,400 or 2.2% of revenue for the year ended December 31, 2009, compared to $1,084,700 or 2.2% for the same period in 2008. Project cost was mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $589,800 in Fiscal Year 2009 compared to $654,100 for Fiscal Year 2008.  The decrease was mostly due to the decrease in the number of indirect staff. Automobile and travel expenses decreased to $215,500 for Fiscal Year 2009 compared to $265,300 for Fiscal Year 2008 due to less travel by our staff this year.

Selling expense: Selling expense was $905,600 or 2.3% of revenues for the year ended December 31, 2009 compared to $942,700 or 1.9% of revenues for the same period in 2008. Selling expenses were mainly related to AC Technical segment.  As at December 31, 2009, AC Technical segment has 4 salespersons, compared to 5 salespersons at December 31, 2008. Salaries and commission to salespersons for Fiscal Year 2008 was $432,900 compared to $546,100 for Fiscal Year 2008. The decrease was mainly due to the decrease in salesperson headcount. The advertising and promotion and trade show expenses were $134,800 in Fiscal Year 2009 compared to $98,700 for Fiscal Year 2008.

General and administrative expenses: General and administrative expenses were $5,571,000 or 14.0% of revenues for the year ended December 31, 2009 compared to $10,452,400 or 21.6% for the same period in 2008. The balance for the Fiscal Year 2009 is mainly comprised of $473,800 of professional fees related to preparation of the quarterly reports and other corporate matters. In addition, investor relations expenses amounted to $150,000 for Fiscal Year 2009 compared to $1,272,000 for Fiscal Year 2008.  Included in the balance of 2008, there was $1,048,200 relating to non-cash expenses. Total salaries and benefits to administrative staff were $2,242,600 for Fiscal Year 2009 compared to $5,699,000 for Fiscal Year 2008. The year-over-year decrease in general and administration expenses primarily reflected a focused cost reduction program across the Company. The higher amount in 2008 was attributable to additional staff hired for the expansion of new business development in the United States.

Depreciation: Total depreciation of property plant and equipment was $2,643,200 for the year ended December 31, 2009 compared to $2,571,400 for the same period in 2008.  The increase in balance was primarily due to the capital expenditures incurred in 2008 in the amount of $3,644,900.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $341,100 for the year ended December 31, 2009, compared to $751,800 in 2008.

Interest and other Expenses:  Interest and net other expenses for the year ended December 31, 2009 were $1,098,800 or 2.8% of revenues compared to net expenses of $12,803,500 or 26.4% of revenues for the same period in  2008. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $163,000 compared to $234,800 for Fiscal Year 2008.  Additionally, net financing expenses increased to $2,382,800 or 6.0% of revenues in 2009 compared to $7,041,980 or 14.5% of revenues for Fiscal Year 2008.  The interest due with respect to the Company’s credit facility was $1,488,400 for the year ended December 31, 2009 compared to $1,481,400 for the same period in 2008.  The increase in the balance reflects the increase in outstanding balances of the term notes compared to the same period of the prior year.  During 2008, the Company sold common stock of 180 Connect Inc. for an aggregate of $5,623,900 and the realized loss on the disposal of this investment was $822,900 and there was no such balance in Fiscal Year 2009. In addition, the Company issued warrants related to proposed financings valued at $3,723,600 which were charged to financing costs on 2008. There was no such balance in the same period of fiscal 2009. Additionally, the unrealized foreign currency translation gain was $1,447,100 in 2009, compared to foreign currency translation loss of $1,641,300 for Fiscal Year 2008. The balance was related to the foreign currency translation of term notes.  During 2008, the Company also wrote off goodwill in the amount of $3,062,400.

Income taxes:  No income tax was paid for the year ended December 31, 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax recoverable and therefore, there is no additional provision for income taxes recoverable and deferred tax asset.

Net Income/Loss:  Net loss for the year ended December 31, 2009 was $1,599,200 compared to net loss of $18,912,500 for the same period in 2008. The Company’s operating loss was $500,400 for the year ended December 31, 2009 compared to operating loss of $6,109,000 for the year ended December 31, 2008.  In 2008, the higher loss was primarily attributed to the Company’s allocation of resources to grow the business in the United States and increased costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2009, we had $2,441,200 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs.  During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used by operating activities amounted to $98,400 for Fiscal Year 2009. The changes in operating assets and liabilities resulted in net cash used of $855,800, which included a $67,600 decrease in accounts receivable, a $150,700 decrease in inventory, a $170,200 decrease in prepaid expenses, a $1,164,000 decrease in accounts payable, a $30,000 increase in income taxes recoverable and a $50,300 decrease in deferred revenue.

Comparative balance sheet as at December 31, 2009 to December 31, 2008

Accounts Receivable

Our accounts receivable decreased to $4,292,100 as of December 31, 2009 from $4,571,300 as of December 31, 2008.  Accounts receivable of Cancable as at December 31, 2009 was $2,959,800 compared to $2,912,200 as at December 31, 2008.  The increase was attributable to the timing of payment by our customers. Accounts receivable of the AC Technical segment was $1,088,800 as at December 31, 2008 compared to $1,547,500 as of December 31, 2008.  The decrease was mostly due to the timing of the payment by our customers.

Inventory

Inventory on hand on December 31, 2009 decreased to $789,000 compared to $829,300 as of December 31, 2008. Inventory of the AC Technical segment was $440,225 compared to $421,700 as of December 31, 2008.  The increased level of inventory of the AC Technical segment was associated with more purchases required for the sales expected in the first quarter of 2010.  Inventory at the Cancable segment was decreased to $261,200 as at December 31, 2009 from $319,600 as at December 31, 2008.  There was no material fluctuation of the balances.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased to $4,555,300 compared to $5,800,000 as of December 31, 2008. The balance for the AC Technical segment was $1,146,300 as of December 31, 2009 compared to $1,274,900 as of December 31, 2008.  Accounts payable for Cancable Group was $3,029,000 as at December 31, 2009 compared to $4,244,928 as at December 31, 2008.  The decrease in the balance was mainly due to the decrease in purchases of material in the last three months and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $84,500 at December 31, 2009 compared to the balance of $118,600 as at December 31, 2008. This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash Provided by Investing Activities.  Net cash received for investing activities was $83,200 for the twelve months ended December 31, 2009, compared to $2,867,800 received in investing activities for the twelve months ended December 31, 2008. As a result of the sale of the 180 Connect Shares investment in July 2008, the Company received cash in the amount of $5,623,900. The total purchase of property and equipment of the Company was $131,100 for the twelve months ending December 31, 2009 and $2,507,500 for the year ended December 31, 2008.

Net Cash Provided by (used in)  Financing Activities.  Net cash used for financing activities was $1,806,000 for Fiscal Year 2009 compared to net cash provided by financing activities of $1,653.700 for Fiscal Year 2008. The current balance represents the repayment of term notes and capital leases in the amount of $1,921,200, compared to $2,662,300 in 2008.  The last year balance also included net proceeds received from new banking facilities set up with a Canadian financial institution in the amount of $1,993,100.  Additionally, the Company received a term loan from LV Administrative Services, Inc. in the amount of $2,500,000 with total financing costs of $230,800 in 2008. Total net proceeds from this term loan were $2,269,200.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed below.

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

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of the business and are recorded at cost less accumulated amortization.  Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years.  The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed.

We periodically perform impairment tests on each of our long-lived assets, including goodwill and other intangible assets.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

For issuance of equity instruments for services, we record all stock-based compensation as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.  We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates. We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Commitments

We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our convertible notes and promissory notes due to Laurus and other parties.  In addition, we have also entered into operating leases for vehicles, computer and office equipment. The total minimum annual payments for the next five years are as follows:

Payment due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Term notes	$15,663,252	$1,750,000	$12,401,128	$-	$1,512,124	$-	$-
Note payable to related parties	1,500,000	-	-	-	-	-	1,500,000
Capital leases*	6,041,206	2,038,994	1,918,028	2,065,782	18,402	-	-
Operating leases	1,655,299	525,543	419,947	373,021	242,275	94,513	-
Commitments related to consulting agreements	1,610,713	576,190	576,190	458,333	-	-	-
	$26,470,470	$4,890,727	$15,285,293	$2,897,136	$1,772,801	$94,513	$1,500,000

* The balance represents monthly principal and interest payment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, and other comprehensive (loss), stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
March 31, 2010

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2009	2008
Assets
Current Assets
Cash and bank balances	$2,441,204	$4,770,337
Accounts receivable, net of allowance for doubtful accounts of $213,862 (2008-$323,183)	4,292,071	4,571,327
Income tax recoverable	257,142	188,525
Inventory	789,005	829,318
Prepaid expenses	347,048	289,638
Due from related parties	-	2,094
Total current assets	8,126,470	10,651,239
Property and equipment, net of depreciation	6,669,553	9,214,623
Deposits	282,359	460,376
Deferred financing costs, net	384,521	483,331
Intangible assets	284,286	850,136
Deferred income taxes	36,879	35,343
	$15,784,068	$21,695,048
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$1,960,057	$1,581,912
Accounts payable	1,916,270	2,611,951
Accrued salaries and benefits	1,223,357	1,723,506
Accrued commodity taxes	194,258	183,614
Accrued liabilities	1,221,435	1,280,990
Current portion of obligations under capital leases	1,501,106	2,125,312
Deferred income	84,502	118,595
Deferred income taxes	25,858	25,858
Current portion of term notes	1,750,000	1,750,000
Current portion of other notes payable	-	245,902
Due to related parties	-	6,292
Total current liabilities	9,876,843	11,653,932
Term notes	13,913,252	14,062,290
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease	3,543,801	4,554,240
Due to related parties	219,876	189,237
	29,053,772	31,959,699
Stockholders' (deficiency)
Share capital
Authorized 50,000,000 no par value preferred shares undesignated, none issued or outstanding and 100,000,000 no par value common shares, 37,488,714 at December 31, 2009, and 37,224,926 at December 31, 2008 shares, issued and outstanding

Common stock	6,555,754	6,488,137
Additional paid-in capital	14,158,942	14,005,627
Accumulated (deficit)	(32,957,115)	(31,357,923)
Accumulated other comprehensive income (losses)	(1,027,285)	599,508
	(13,269,704)	(10,264,651)
	$15,784,068	$21,695,048

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Operations and Comprehensive (Loss)
For the years ended December 31
	2009	2008
Contract and service revenue
Contract	$5,812,671	$6,209,601
Service	33,943,128	42,188,944
Others	12,998	71,497
	39,768,797	48,470,042
Direct Expenses (excluding depreciation)
Contract	3,165,704	4,061,916
Service	26,748,201	34,714,119
Project expenses	894,400	1,084,688
Selling expenses	905,646	942,688
General and administrative expenses	5,571,034	10,452,417
Depreciation expense	2,643,119	2,571,426
Amortization of intangible assets	341,131	751,753
	40,269,235	54,579,007
Loss from operations	(500,438)	(6,108,965)
Interest expenses and other expenses (income)
Net financing expenses	2,382,811	7,041,978
Goodwill impairment	-	3,062,432
Realized loss on disposal of available for sale securities	-	822,916
Amortization of deferred charges	162,997	234,835
Foreign currency translation (gain) loss	(1,447,054)	1,641,329
	1,098,754	12,803,490
Loss before income taxes	(1,599,192)	(18,912,455)
Income taxes	-	-
Net (loss)	(1,599,192)	(18,912,455)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(1,626,793)	1,424,660
Comprehensive loss	$(3,225,985)	$(17,487,795)
Basic weighted-average shares	37,440,870	36,899,525
Diluted weighted-average shares	37,440,870	36,899,525
Basic earnings (loss) per share	$(0.04)	$(0.51)
Diluted earnings (loss) per share	$(0.04)	$(0.51)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ (Deficiency)

	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive income (losses)	Total Stockholders’ (deficiency)

Balance, December 31, 2007	34,494,623	$1,439,307	$4,958,871	$(12,445,468)	$(825,152)	$(6,872,442)

Stock-based compensation	532,583	1,073,317	45,054	-	-	1,118,371

Stock issued for the exercise of the options or warrants	2,000	1,260	-	-	-	1,260

Value of stock options issued to employees	-	-	405,409	-	-	405,409

Warrants issued to financial institution for financing and deferred principal payment	-	-	1,839,395	-	-	1,839,395

Valuation of extension of warrants	-	-	560,736	-	-	560,736

Stock and warrants issued for available for sale securities	2,195,720	3,974,253	6,196,162	-	-	10,170,415

Net Loss	-	-	-	(18,912,455)	-	(18,912,455)

Translation adjustment	-	-	-	-	1,424,660	1,424,660

Balance, December 31, 2008	37,224,926	6,488,137	14,005,627	(31,357,923)	599,508	(10,264,651)

Stock-based compensation	263,788	67,617	(45,054)	-	-	22,563

Value of stock options issued to employees	-	-	10,524	-	-	10,524

Warrants issued to financial institution for deferred principal payment	-	-	187,845	-	-	187,845

Net loss	-	-	-	(1,599,192)	-	(1,599,192)

Translation adjustment	-	-	-	-	(1,626,793)	(1,626,793)

Balance, December 31, 2009	37,488,714	$6,555,754	$14,158,942	$(32,957,115)	$(1,027,285)	$(13,269,704)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31,	2009	2008
Operating activities
Net (loss)	$(1,599,192)	$(18,912,455)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation of capital assets	2,643,119	2,571,426
Amortization of intangible assets	341,131	751,753
Amortization of deferred financing cost	162,997	234,835
Goodwill impairment	-	3,062,432
Loss on disposal of available for sale securities	-	822,916
Gain on disposal of capital assets	80,552	16,120
Bad debt expenses	105,650	47,165
Foreign exchange	(1,197,750)	1,883,166
Stock-based compensation and interest expense	210,408	5,837,750
Amortization of employee stock option	10,524	405,409
Changes in non-cash working capital balances
Accounts receivable	67,632	309,619
Inventory	150,662	60,826
Prepaid expenses	170,219	(527,119)
Accounts payable and other accrued liabilities	(1,164,001)	1,050,912
Deferred revenue	(50,320)	53,011
Deferred income taxes	(29,991)	206,704
Net cash provided by (used in) operating activities	(98,360)	(2,125,530)
Investing activities
Payment for acquisition	-	(300,000)
Proceeds from sales of available for sales securities	-	5,623,933
Proceeds from sales of property and equipment	214,256	51,359
Purchase of property and equipment	(131,073)	(2,507,469)
Net cash provided by (used in) investing activities	83,183	2,867,823
Financing activities
Proceeds from bank indebtedness	120,084	1,993,076
Proceeds from term loans (a)	-	2,500,000
Deferred financing costs (a)	-	(230,776)
Due to related parties	(4,832)	(385)
Proceeds from the exercise of options	-	1,260
Repayment of capital leases	(1,683,721)	(1,317,468)
Restricted cash	-	52,894
Repayment of term loans	(237,500)	(1,344,871)
Net cash provided by (used in) financing activities	(1,805,969)	1,653,730
Effect of foreign exchange rate changes on cash	(507,987)	413,974
Net change in cash and cash equivalents	(2,329,133)	2,809,997
Cash and cash equivalents, beginning of period	4,770,337	1,960,340
Cash and cash equivalents, end of period	$2,441,204	$4,770,337
Supplemental Cash Flow Information
Cash paid for the interest	$2,194,966	$2,129,451
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrant	$187,845	$628,227
Common stock issued for available for sale securities	$-	$10,170,415
Capital assets purchase through capital leases	$1,866,573	$4,990,088

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

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

1.           Summary of Accounting Policies

Basis of presentation

The accompanying financial statements as at and for the years ended December 31, 2009 and 2008, have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2009 and 2008, and statements of operations and cash flows for the years ended December 31, 2009 and 2008 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Solutions Inc. (“Iview DSI”) and OSSIM View Inc. (Collectively, the “Company”, or “we”, “us”, “our”). All material inter-company accounts, transactions and profits have been eliminated.

Reclassifications

Certain amounts from the December 31, 2008 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $1,599,192 for the year ended December 31, 2009, and have an accumulated deficit of $32,957,115, a stockholders’ deficit of $13,269,704 and a working capital deficit of $1,750,373 at December 31, 2009.

We have outstanding term loans aggregating $15,663,252, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of December 31, 2009, there were 13,716,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

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

The Company maintains its cash in bank deposit accounts that, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

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

Investment Tax Credits

Investment tax credits are recorded when qualifying expenditures are made and there is reasonable assurance that the credits will be realized.  Investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses.  Tax credits earned with respect to capital expenditures are applied to reduce the cost of the related capital assets.

Research and Development Expenditures

Research and development costs (other than capital expenditures) are expensed as incurred.  Expenditures are reduced by any related investment tax credits.

Advertising costs

Advertising costs are expensed as incurred.  Total advertising costs were approximately $46,000 and $42,000 for the year ended December 31, 2009 and 2008.

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

Property and Equipment

Property and equipment is stated at original cost.  Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are expensed when incurred. Depreciation per annum is computed over the estimated useful life as follows:

Industrial condominium	4% declining balance basis
Leasehold improvements	lesser of 5 years or the term of the lease straight-line basis
Office equipment	20% declining balance basis or 3 years straight-line method
Office equipment under capital leases	3 years straight-line method
Furniture and fixtures	20% declining balance basis or 3 years straight-line method
Furniture and fixtures under capital leases	5 years straight-line method
Computer hardware and software	30% declining balance basis or 3 years straight-line method
Vehicles	4 years straight-line basis
Tools and equipment	3 years straight-line basis

Customer Relationships and Trade Name

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of Cancable and XL Digital are recorded at cost less accumulated amortization.  Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years.  The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed. Amortization charged to operations aggregated $341,131 in 2009 and $751,753 in 2008.

Long-Lived Assets

We periodically perform impairment tests on each of our long-lived assets, including goodwill and other intangible assets.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in ASC 360, Property, Plant, and Equipment, to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cash flows.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

Goodwill

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. ASC 350, “Intangibles, Goodwill and Other”,  requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill so calculated, an impairment loss is recognized in an amount equal to the excess. During 2008 the Company recorded an impairment charge of $3,062,432 related to goodwill.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Issuance of Equity Instruments for Services

ASC 718, Stock Compensation requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Revenue Recognition

Contract Revenue

Software Related Services – Software related services include services to customize or enhance the software so that the software performs in accordance with specific customer requirements. As these services are essential to provide the required functionality, revenue from these arrangements is recognized in accordance with ASC 605 “Revenue Recognition” using either the percentage-of-completion method or the completed contract method. The percentage-of-completion method is used when the required services are quantifiable, based on the estimated number of labor hours necessary to complete the project, and under that method revenues are recognized using labor hours incurred as the measure of progress towards completion but is limited to revenue that has been earned by the attainment of any milestones included in the contract. The completed contract method is used when the required services are not quantifiable, and under that method revenues are recognized only when we have satisfied all of our product and/or service delivery obligations to the customer.

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with ASC 605 “Revenue Recognition and SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins” . The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance ASC 605  and SEC Staff Accounting Bulletin 104, which are the delivery of the equipment and completion of installation process. The fair value of each element is based on the price charged when it is sold on a standalone basis.

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

•
Collectibility is probable — The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. Generally, colleterial is not required. Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades and regional broadband and cable service. Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for other services is recognized in the period in which the services are provided

Warranty

The Company carries a reserve based upon historical warranty claims experience.  Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual.  Expenditures exceeding such accruals are expensed direct to cost of sales.

Earning (loss) per share

Basic earning (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the computation as their effect would be anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of term notes, convertible notes and notes payable are also approximate fair value except notes payable due to The Burns Trust and the Navaratnam Trust and related party balances for which the fair value is not determinable.

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

Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and equivalents and accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited due to the generally short payment terms. See above and Note 16.

Foreign Currency Translation

The U.S. dollar is the functional currency of our operations, except for our operations located in Canada, which use the Canadian Dollar as their functional currency.  Foreign currency transaction gains and losses are reflected in income. Translation gains and losses arising from translating the financial statements of the Canadian subsidiaries into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).” Gains and losses resulting from any inter company balances with different functional currencies are recognized in the statement of operations.

Income Taxes

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of December 31, 2009 and 2008.

Beginning January 1, 2007, we adopted ASC 740-10-05 Accounting for Uncertainty in Income Taxes. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Comprehensive Income

We report comprehensive income in accordance with ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles  (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities . The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments).  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), and other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events  (formerly SFAS No. 165,  Subsequent Events)  is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets,  an amendment to SFAS No.  140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

2.	Acquisitions

In October 2007, the Company entered into an agreement, through our wholly owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. The total consideration to be paid by Cancable XL for the shares of XL Digital was to be an amount equal to the earnings before interest, taxes, depreciation and amortization derived from the carrying on of its business by XL Digital for the twelve month period after the completion of the acquisition times 2.5. The consideration was to be paid in notes, warrants to acquire stock of the Company and cash, with the total balance accrued as of the purchase date of $249,500 due on January 5, 2009. A payment aggregating $303,030 was paid in January, 2008. The Company has assessed the twelve month results after the completion of the acquisition and is not required to make additional payments.

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

The above investment, which is classified as available for sale securities, was sold in July 2008 for an aggregate of $5,623,933.  The realized loss on the disposal of this investment was $822,916 in 2008.

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

4.	Prepaid Expenses

The balance consists of the following:
	2009	2008
Prepaid insurance	$228,293	$9,426
Prepaid rent	13,548	33,628
Prepaid leases	20,848	26,319
Prepaid salaries and benefits	-	55,922
Others	84,359	164,343

	$347,048	$289,638

5.	Related Party Transactions

	2009	2008
Balances due from related parties are as follows:
Balance due from a company controlled by the president, non-interest bearing and due on demand	$-	$2,094
Balances due to related parties are as follows:
Advances from the Chairman of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loans	$61,777	$53,169
Subordinated loan - advances from the Chairman secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest will be charged from September 30, 2004. Total interest was $Nil.
	64,841	55,806
Loan payable to a company controlled by the president's spouse, non-interest bearing and due on demand	-	6,292
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus loans	93,258	80,262
	219,876	195,529
Less current portion	-	6,292
	$219,876	$189,237
Notes payable to related parties are as follows:
Notes payable to the Malar Trust (the Chairman is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $51,673 (2008: $50,151)	$1,500,000	$1,500,000

During the year, $289,875 (2008 - $308,211) in consulting fees were paid to companies controlled by the Chairman of the Board. In addition, $241,563 (2008 - $213,910) in consulting fees was paid to a company controlled by the president’s spouse.

6.	Property and Equipment

	2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$94,529	-	$81,357	-
Industrial condominium	815,232	213,046	701,634	162,186
Leasehold improvements	470,594	327,462	405,772	186,604
Office equipment	464,410	384,769	382,605	254,039
Office equipment under capital leases	52,958	48,958	46,415	40,415
Furniture and fixtures	428,808	298,626	359,288	171,070
Furniture and fixtures under capital leases	21,251	21,251	18,289	18,289
Computer hardware and software	1,524,896	1,126,391	1,271,672	710,083
Computer hardware and software under capital leases	89,564	89,564	77,084	77,084
Vehicles	216,841	168,374	607,242	457,651
Vehicles under capital leases	6,989,051	2,106,599	9,526,118	2,769,853
Tools & equipment	1,412,879	1,126,420	1,407,600	823,179
	$12,581,013	5,911,460	$14,885,076	5,670,453
Net book value		$6,669,553		$9,214,623

7.	Intangible Assets

			2009	2008
	Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	$1,371,429	$1,087,143	$284,286	$811,885
Trade name	1,257,143	1,257,143	-	38,251
	$2,628,572	$2,344,286	$284,286	$850,136

For the year ended December 31, 2009, the amortization of intangible assets was $341,131 (2008 - $751,753). The amortizations for the next three years is as follows:

Year	Amount
2010	$230,649
2011	30,649
2012	22,988
$284,286

8.	Deferred Financing Costs, Net

Deferred financing costs are associated with the Company’s term notes. For the year ended December 31, 2009, the amortization of deferred financing cost was $162,997 (2008 - $234,835).

	2009	2008
Cost	$1,130,892	$988,790
Accumulated amortization	746,371	505,459
	$384,521	$483,331

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2010	$170,133
2011	146,705
2012	45,188
2013	22,495
$384,521

9.	Bank Indebtedness

During the period ended June 30, 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facilities for AC Technical and Cancable are $500,000 and $3,500,000 respectively. These loans bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at December 31, 2009, the interest rate of the Canadian dollar amount was 3.75% to 5.65% during 2009. At December 31, 2009, the borrowings outstanding under both facilities were $1,690,057 and the average borrowing outstanding during 2009 was.  The Company banking facility agreements contain financial covenants pertaining to maintenance of the tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Both credit facilities were expired and the Company is currently negotiating the renewal of these banking facilities.

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

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at December 31, 2009.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2010, with a balance of $4,950,000 payable on the maturity date. Through December 31, 2009, the Company has issued warrants to purchase up to 2,916,000 shares of common stock of the Company at prices from $0.08 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to December 1, 2009.

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

Interest on the term notes for the year ended December 31, 2009 was $1,488,439 (2008: $1,481,421).

	2009	2008
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,200,243
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2011	7,287,500	7,424,999
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,714,874	1,814,873
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(987,876)	(1,127,825)
	15,663,252	15,812,290
Less: current portion	1,750,000	1,750,000
	$13,913,252	$14,062,290

The scheduled principal payments for the next four fiscal years are as follows:

Amount
2010	$1,750,000
2011	12,401,128
2012	-
2013	1,512,124
$15,663,252

11.	Net Financing Expenses

	2009	2008
Capital leases	$654,854	$597,897
Interest on credit facility	1,488,439	1,481,421
Interest on deferred principal repayment on term notes –warrants	187,845	628,227
Warrants issued for proposed new financing	-	3,723,565
Financing cost for the extension of warrants	-	560,735
Other	51,673	50,133
	$2,382,811	$7,041,978

12.	Obligations Under Capital Leases

	2009	2008
Obligation under capital lease – 10.9%, due June 2010, repayable $540 per vehicle principal and interest monthly, secured by 1 vehicle	$8,782	$12,089

Obligation under capital lease – 10.9%, due June 2010, repayable $540 per vehicle principal and interest monthly, secured by 6 vehicles	-	67,450

Obligation under capital lease – 12.4%, due August 2010, repayable $353 per vehicle principal and interest monthly, secured by 4 vehicles	10,817	27,473

Obligation under capital lease – 13.4%, due August 2010, repayable $353 per vehicle principal and interest monthly, secured by 4 vehicles	10,785	21,814

Obligation under capital lease – 13.31%, due August 2010, repayable $353 per vehicle principal and interest monthly, secured by 6 vehicles	16,178	32,743

Obligation under capital lease – 10.9%, due August 2010, repayable $544 per vehicle principal and interest monthly, secured by 1 vehicle	9,292	12,534

Obligation under capital lease – 10.9%, due August 2010, repayable $544 per vehicle principal and interest monthly, secured by 5 vehicles	-	59,999

Obligation under capital lease – 10.7%, due March 2011, repayable $483 per vehicle principal and interest monthly, secured by 1 vehicle	6,769	9,984

Obligation under capital lease – 10.7%, due March 2011, repayable $483 per vehicle principal and interest monthly, secured by 19 vehicles	-	179,785

Obligation under capital lease – 16.3%, due April 2011, repayable $574 principal and interest monthly, secured by certain office equipment	8,642	11,820

Obligation under capital lease – 16.2%, due April 2011, repayable $444 principal and interest monthly, secured by certain office equipment	4,689	7,137

Obligation under capital lease – 6.5%, due April 2011, repayable $519 per vehicle principal and interest monthly, secured by 10 vehicles	116,398	145,978

Obligation under capital lease – 8.5%, due April 2011, repayable $455 per vehicle principal and interest monthly, secured by 1 vehicle	10,371	12,719

Obligation under capital lease – 14%, due September 2011, repayable $370 per vehicle principal and interest monthly, secured by 21 vehicles	145,378	184,742

Obligation under capital lease – 7.7%, due July 2012, repayable $517 per vehicle principal and interest monthly, secured by 2 vehicles	38,427	40,952

Obligation under capital lease – 7.9%, due March 2012, repayable $511 to $517 per vehicle principal and interest monthly, secured by 20 vehicles	350,647	381,744

Obligation under capital lease – 9.5%, due July 2012, repayable $404 per vehicle principal and interest monthly, secured by 12 vehicles	168,172	179,928

Obligation under capital lease – 7.8%, due July 2012, repayable $517 per vehicle principal and interest monthly, secured by 6 vehicles	115,281	122,856

Obligation under capital lease – 9.4%, due October 2012, repayable $471 per vehicle principal and interest monthly, secured by 2 vehicles	34,205	42,051

Obligation under capital lease – 9.4%, due October 2012, repayable $471 per vehicle principal and interest monthly, secured by 18 vehicles	-	378,460

Obligation under capital lease – 15.6%, due January 2012, repayable $477 to $482 per vehicle principal and interest monthly, secured by 6 vehicles	77,207	98,625

Obligation under capital lease – 15.7%, due February 2012, repayable $462 to $479 per vehicle principal and interest monthly, secured by 20 vehicles	256,580	325,062

Obligation under capital lease – 15.7%, due February 2012, repayable $462 per vehicle principal and interest monthly, secured by 1 vehicle	-	16,215

Obligation under capital lease – 15.6%, due March 2012, repayable $463 to $482 per vehicle principal and interest monthly, secured by 15 vehicles	196,677	251,828

Obligation under capital lease – 15.6%, due March 2012, repayable $463 to $477 per vehicle principal and interest monthly, secured by 10 vehicles	-	163,375

Obligation under capital lease – 15.0%, due March 2012, repayable $493 per vehicle principal and interest monthly, secured by 6 vehicles	83,507	123,059

Obligation under capital lease – 15.6%, due April 2012, repayable $504 per vehicle principal and interest monthly, secured by 23 vehicles	331,743	415,637

Obligation under capital lease – 7.6% to 8.4%, due May 2012, repayable $372 to $433 per vehicle principal and interest monthly, secured by 2 vehicles	27,808	35,013

Obligation under capital lease – 15.8% to 15.9%, due May 2012, repayable $499 to $521 per vehicle principal and interest monthly, secured by 8 vehicles	119,210	148,407

Obligation under capital lease – 7.8%, due July 2012, repayable $517 per vehicle principal and interest monthly, secured by 7 vehicles	134,495	132,924

Obligation under capital lease – 7.8%, due July 2012, repayable $478 per vehicle principal and interest monthly, secured by 5 vehicles	-	95,472

Obligation under capital lease – 7.9% to 10.3%, due July 2012, repayable $407 to $422 per vehicle principal and interest monthly, secured by 7 vehicles	96,246	121,803

Obligation under capital lease – 9.5% to 10.2%, due August 2012, repayable $455 to $468 per vehicle principal and interest monthly, secured by 4 vehicles	65,680	80,882

Obligation under capital lease – 8.9% to 10.2%, due September 2012, repayable $437 to $468 per vehicle principal and interest monthly, secured by 31 vehicles	500,744	617,804

Obligation under capital lease – 9.1% to 9.6%, due July 2012, repayable $405 per vehicle principal and interest monthly, secured by 17 vehicles	233,205	252,039

Obligation under capital lease – 14.9%, due March 2010, repayable $344 per vehicle principal and interest monthly, secured by 17 vehicles	21,809	106,457

Obligation under capital lease – 32.3%, due January 2012, repayable $243 principal and interest monthly, secured by certain office equipment	4,282	6,016

Obligation under capital lease – 12.7%, due August 2013, repayable $2,415 principal and interest monthly, secured by certain office equipment	81,556	84,573

Obligation under capital lease – 13.4%, due July 2012, repayable $359 per vehicle principal and interest monthly, secured by 81 vehicles	1,033,455	-

Obligation under capital lease – 18.8%, due July 2012, repayable $308 per vehicle principal and interest monthly, secured by 37 vehicles	312,064	-

Obligation under capital lease – 21.6%, due July 2012, repayable $296 per vehicle principal and interest monthly, secured by 57 vehicles	413,806	-

Obligation under capital lease – 8.2%, due May 2009, repayable $406 per vehicle principal and interest monthly, secured by 11 vehicles	-	84,776

Obligation under capital lease – 8.4%, due July 2009, repayable $403 per vehicle principal and interest monthly, secured by 10 vehicles	-	76,828

Obligation under capital lease – 8.2%, due August 2009, repayable $395 per vehicle principal and interest monthly, secured by 14 vehicles	-	111,734

Obligation under capital lease – 8.3%, due September 2009, repayable $395 per vehicle principal and interest monthly, secured by 22 vehicles	-	183,030

Obligation under capital lease – 8.2%, due October 2009, repayable $395 per vehicle principal and interest monthly, secured by 5 vehicles	-	43,287

Obligation under capital lease – 19.3%, due March 2010, repayable $234 per vehicle principal and interest monthly, secured by 5 vehicles	-	14,114

Obligation under capital lease – 10.9%, due July 2010, repayable $464 per vehicle principal and interest monthly, secured by 20 vehicles	-	234,579

Obligation under capital lease – 8.9%, due November 2010, repayable $462 per vehicle principal and interest monthly, secured by 5 vehicles	-	66,564

Obligation under capital lease – 8.9%, due December 2010, repayable $467 per vehicle principal and interest monthly, secured by 7 vehicles	-	97,212

Obligation under capital lease – 9%, due February 2011, repayable $480 per vehicle principal and interest monthly, secured by 6 vehicles	-	89,260

Obligation under capital lease – 10.9%, due March 2011, repayable $416 per vehicle principal and interest monthly, secured by 20 vehicles	-	189,907

Obligation under capital lease – 7.5%, due April 2011, repayable $442 per vehicle principal and interest monthly, secured by 22 vehicles	-	336,360

Obligation under capital lease – 10.9%, due September 2010, repayable $469 per vehicle principal and interest monthly, secured by 7 vehicles	-	87,736

Obligation under capital lease – 9.3%, due January 2011, repayable $467 per vehicle principal and interest monthly, secured by 4 vehicles	-	56,716
	5,044,907	6,679,552
Less amount due within one year included in current liabilities	1,501,106	2,125,312
	$3,543,801	$4,554,240

The future minimum lease payments are as follows:

2010	$2,038,994
2011	1,918,028
2012	2,065,782
2013	18,402
6,041,206
Less imputed interest	996,299
$5,044,907

Interest expense for the year related to capital assets was $654,854 (2008 - $597,897).

13.	Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:
	2009	2008

U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-
Reconciliation to statutory rates is as follows:
	2009	2008
Income (loss) before income taxes
Income (loss) from U.S. sales	$(1,927,193)	$(15,205,419)
Income (loss) from Canadian sales	328,001	(3,707,036)
	(1,599,192)	(18,912,455)
Statutory tax rates for U.S.	41.00%	41.00%
Statutory tax rates for Canadian Federal	33.00%	36.12%

The Company has unutilized taxable losses in the United States available for carry forward to reduce net income of approximately $26,673,800 otherwise payable in future years through 2029.  In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce net income of approximately $3,837,200 otherwise payable in future years through 2029.

	2009		2008
Expected income tax expense (recovery)	$(740,742)	(46.3)%	$(7,569,647)	(38.5)%
Increase (decrease) in taxes resulting from:
Valuation allowances	834,966	52.2%	5,933,020	30.1%
Permanent differences	87,470	5.5%	1,677,803	8.5%
Small business and other tax rate reductions	(181,694)	(11.4)%	(41,176)	(0.1)%
Income tax expenses (recovery)	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below:

	2009	2008
Assets
Tax benefits on losses carried forward under U.S. tax rate	10,927,734	9,510,415
Tax benefits on losses carried forward under Canadian tax rate	1,266,264	718,944
Accounting depreciation in excess of tax depreciation	36,879	35,343
Other	-	746
	12,230,877	10,265,448
Less: valuation allowance	(12,193,998)	(10,229,359)
	36,879	36,089
Less: current portion	-	(746)
	$36,879	$35,343
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$-
Other	25,858	26,604
	25,858	26,604
Less: current portion	(25,858)	(26,604)
	$-	$-

Net deferred income taxes
	2009	2008
Current
Assets	$-	$746
Liabilities	(25,858)	(26,604)
	$(25,858)	$(25,858)
Long-term
Assets	$36,879	$35,343
Liabilities	-	-
	$36,879	$35,343
	$11,021	$9,485

14.	Warranty

As part of the installation, the Company has provided its customers with warranties.  The warranties generally extend ninety days labor and one year on equipment from the date of project completion.  The provision for warranty liabilities which is included in accrued expenses is as follows:

	2009	2008
Balance, beginning of year	$32,787	$40,404
Expenses incurred	(32,000)	(16,393)
Provision made	37,308	8,776
Balance, end of year	$38,095	$32,787

15.	Shareholders’ (Deficit)

The Company has total authorized share capital of 50,000,000 preferred shares, no par value and 100,000,000 common shares, no par value.

During the year ended December 31, 2008, the Company entered into a consulting agreement by issuing 222,414 common shares stock in consideration for investor relations services rendered with a fair value of $448,200. Additionally, the Company issued 2,000 common shares to an employee for the exercise of an employee stock option for cash aggregating $1,260.

During the year ended December 31, 2008, the Company entered into a consulting agreement by issuing 300,000 common shares stock in consideration for investor relations services rendered for 2008 with a fair value of $600,000. Additionally, the Company issued 10,169 common shares for the payment of outstanding legal fees in the amount of $25,117.

During the year ended December 31, 2008, the Company agreed to issue 166,835 common shares for legal fees with the fair value of $45,054. These shares were issued in 2009.

During the year ended December 31, 2009  the Company issued 236,788  common shares for legal fees with the fair market value of $67,617 of which $45,054 was charged to operations in 2008.

Options

In conjunction with the issuance of the Cancable Note and Iview Notes in 2006, the Company has granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp. respectively. The financial statements of Cancable Holding Corp. and Iview Holding Corp. have negative equity on a stand alone basis.  At such time as these entities have positive equity and generate net income, the Company will account for the options as non-controlling interests.

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

d.
Exercise of Options.  For the purpose of assisting an Optionee to exercise an option, the Company may make loans to the Optionee or guarantee loans made by third parties to the Optionee, on such terms and conditions as the Board of Directors may authorize. In no event shall any option be exercisable more than five years from the date of grant thereof.

e.
Lock-Up Period.  Without the consent of the Company, an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the Optionee exercises the option. The Committee may impose such other terms and conditions, not inconsistent with the terms of the Plan, on the grant or exercise of options, as it deems advisable.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate employee termination within the valuation model. Because the Company has not previously granted options to employees, for purposes of the valuation model, the Company has assumed that the life of the options will be equal to the vesting period and contractual life. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant.

During 2009, the Company granted to employees options to purchase 500,000 shares of common stock, at prices ranging from $0.12 to $1.26 per share; the options expire in 2013.

At December 31, 2009 options to purchase 2,005,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of December 31, 2009, there was $105,548 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At December 31, 2009, 1,287,250 options were vested. The cost recognized for the twelve month period ended December 31, 2009 was $10,524 (2008:$405,409) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

2009
Expected volatility	140%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	1.35% - 1.82%

A summary of option activity under the Plan during the period ended December 31, 2009 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2007	3,222,000	$1.27	4.75	$1.57
Granted	-	-	-	-
Exercised	(2,000)	$0.63	-	-
Forfeited or expired	(281,000)	$0.63	-	-
Outstanding at December 31, 2008	2,939,000	$1.22	4.75	-
Granted	500,000	$0.70	4.23	-
Exercised	-	-	-	-
Forfeited or expired	(1,434,000)	$2.07	2.69	-
Outstanding at December 31, 2009	2,005,000	$0.65	2.03	-

Exercisable at December 31, 2009	1,287,250	$0.64	1.64	-

The following table summarizes information about Fixed price stock options at December 31, 2009:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	1,895,000	1.61	$0.63	1,234,750	$0.63
$0.90	100,000	2.17	$0.90	50,000	$0.90
$1.12	10,000	3.48	$1.12	2,500	$1.12
	2,005,000			1,287,250

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0.00 and the aggregate intrinsic value of currently exercisable stock options was $0.00.  The intrinsic value of each option share is the difference between the fair market value of the common stock and the exercise price of such option share to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.08 closing stock price of the Common Stock on December 31, 2009, the last trading day of 2009.  There were no in-the-money options outstanding and exercisable as of December 31, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008, was approximately $0 and $0, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was approximately $0 and $1,260 for the years ended December 31, 2009 and 2008, respectively.

The total fair value of options granted during the years ended December 31, 2009 and 2008 was approximately $120,153 and $0, respectively.

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

During the year ended December 31, 2009, in connection with financing, the Company issued warrants to purchase 1,188,000 shares of common stock.  The fair market value of the warrants of $187,845 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.41% to 2.19%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.08 to $0.27 and the life of the warrants 4 years.

As of December 31, 2009, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing*
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing*
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing*
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing*
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing*
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing*
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
		13,716,983

* In May 2008 the Company entered into an amendment to extend the expiry date of Stock Purchase Warrants issued to Laurus. The expiry dates were extended from 2011 and 2012 to 2016 and 2017 respectively.  Increases in the value of the warrants of $560,735 in the aggregate were recorded under net financing costs in 2008.

16.	Major Customers

During the year ended December 31, 2009, the Company derived 61.1% (2008 – 53.8%) of its revenue from two customers. The accounts receivable from this customers comprises 50.3% (2008: 26.4%) of the total trade receivable.

17.	Segment Information

We determine and disclose our segments in accordance with ASC 280 “Segment Reporting”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) and its wholly owned subsidiaries OSSIM View Inc. are corporations incorporated under the laws of the Province of Ontario, is a newly formed subsidiary incorporated in late 2005 to focus on providing video surveillance products and technologies to the market.

	December 31, 2009	December 31, 2008
SALES:
Cancable	$32,380,035	$40,648,542
AC Technical	7,145,760	7,541,211
Iview	140,996	231,433
Creative Vistas, Inc.	102,006	48,856
Consolidated Total	$39,768,797	$48,470,042
DEPRECIATION AND AMORTIZATION:
Cancable	$2,569,724	$2,510,294
AC Technical	37,002	39,118
Iview	36,393	22,014
Consolidated Total	$2,643,119	$2,571,426
INTEREST EXPENSE:
Cancable	$1,501,388	$1,340,976
Iview	124,378	138,622
AC Acquisition	51,673	50,121
Creative Vistas, Inc.	705,372	5,512,259
Consolidated Total	$2,382,811	7,041,978
NET INCOME (LOSS):
Cancable	$(1,473,085)	$(6,860,559)
AC Technical	411,443	557,665
Iview	(27,375)	(489,778)
AC Acquisition	(51,676)	(50,122)
Corporate (1)	(458,499)	(12,069,661)
Consolidated Total	$(1,599,192)	$(18,912,455)
TOTAL ASSETS
Cancable	$10,288,086	$13,937,302
AC Technical	2,769,277	2,868,364
Iview	918,761	1,161,488
Creative Vistas, Inc.	1,807,944	3,727,894
Consolidated Total	$15,784,068	$21,695,048
CAPITAL ASSETS
Cancable	$5,841,698	$8,456,111
AC Technical	767,117	676,752
Iview	60,738	81,760
CONSOLIDATED TOTAL	$6,669,553	$9,214,623
Capital Expenditures
Cancable	$1,973,482	$7,359,954
AC Technical	19,759	19,181
Iview	4,405	118,422
AC Acquisition	-	-
Consolidated Total	$1,997,646	$7,497,557

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2009	December 31, 2008
Contract	$5,812,671	$6,209,601
Service	33,943,128	42,188,944
Others	12,998	71,497
Total sales to external customers	$39,768,796	$48,470,042

Revenue generated by the Company in Canada and the United States was $32,696,096 (2008: $42,878,244) and $7,072,701 (2008: $5,591,798), respectively.

18.	Commitments and Contingent Liabilities

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse.  In addition, the Company has also entered into operating leases for its premises, vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:
	Total	2010	2011	2012	2013	2014

Operating leases	$1,655,299	$525,543	$419,947	$373,021	$242,275	$94,513

Commitments related to consulting agreements	1,610,713	576,190	576,190	458,333	-	-

	$3,266,012	$1,101,733	$996,137	$831,354	$242,275	$94,513

The Company has a letter of credit to an insurance company for bonding facility in the amount $1,000,000 with expiry date in October 2010.

19.	Subsequent Events

Subsequent to year end, the Company issued 324,000 warrants to Laurus to defer the monthly principal repayment from January to March 2010. The warrants are exercisable at $0.08 to $0.28 per share and have a four year term.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of December 31, 2009, the end of the period covered by this annual report on Form 10K, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

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

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	35	Chairman of the Board, and Director
Dominic Burns	50	Chief Executive Officer, President and Director
Heung Hung Lee	41	Chief Financial Officer, Secretary and Director

Sayan Navaratnam–Director and Chairman of the Board: Mr. Navaratnam serves as our Chairman of the Board and Director.  He has been a Director of our company since 2004.  He served as Chief Executive Officer of our company from 2004 until he resigned from the position on May 5, 2008, remaining Chairman and Director.  Mr. Navaratnam joined AC Technical Systems in 2003 as Chief Executive Officer.  He has eight years of experience in technology development and integration specific to the security industry.  He also has three years of experience in telecommunications with Bell Canada.  From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies.  Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies.  From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd..  Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal lender.  Mr. Navaratnam currently serves on the board of a number of privately-held companies including our subsidiaries, AC Technical Systems and Iview Digital Video Solutions, and Cygnal Technologies, White Radio, and Thinkpath. Mr. Navaratnam also serves on the board of Petroalgae Inc., a public company.  Mr. Navaratnam graduated from the University of Toronto with an Honors Double Specialist degree in economics and political science.

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

The following summary compensation table set forth all compensation paid by us during the three years ended December 31, 2009 for services rendered in all capacities by the Chief Executive Officer and Chief Financial Officers of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)		Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam – Chairman	2009	289,875	[1]	–	–
	2008	308,211	[1]	–	–
	2007	166,495	[1]	–	–
Dominic Burns – Chief Executive Officer	2009	241,563	[2]	–	–
	2008	213,910	[2]	–	–
	2007	149,921	[2]	–	–
Heung Hung Lee – Chief Financial Officer	2008	126,700		–	–
	2007	112,200		–	–
	2006	88,500		–	–

1 Balance was payable to Nationwide Solutions Inc. for consulting fees.
2Balance was payable to 1608913 Ontario Inc. for consulting fees.

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

In addition, 1608913 Ontario is entitled to a bonus payable upon our attaining the annual gross revenue targets specified in the agreement for the calendar years 2004 through 2009. The bonus is 0.5% of the annual gross revenue targets for 2004 and 1% of the annual gross revenue target for 2005 through 2009. An additional bonus of 2% will be paid for each additional increment of $409,800 (CAD$500,000) annual gross revenue beyond the revenue target in any given year. Mr. Burns’ spouse is the only beneficial owner of 1608913 Ontario. There was no bonus payment during the year.

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

On July 16, 2008, a subsidiary of the Company, AC Technical Systems Ltd., Nationwide and Sayan Navaratnam entered into a Termination and Release Agreement (the “Termination Agreement”) terminating the consulting agreement between AC Technical Systems Ltd., Nationwide and Sayan Navaratnam dated January 1, 2004 (the “2004 Agreement”). Pursuant to the 2004 Agreement, Nationwide provided business consulting services to AC Technical Systems Ltd. Pursuant to the Termination Agreement, Nationwide waives the right to payment of any amounts presently due or due in the future to Nationwide and AC Technical Ltd. agrees that all requirements of the Consultant and Sayan Navaratnam under the 2004 Agreement are extinguished and terminated in full. The chairman of the board of Nationwide, Sayan Navaratnam, is also the chairman of the board of the Registrant. In connection with Sayan Navaratnam’s resignation as Chief Executive Officer of the Registrant effective May 5, 2008 and because the 2004 Agreement provided business consulting only to the Registrant’s subsidiary, AC Technical Systems, Ltd., the Consulting Agreement described in the preceding paragraph was necessary to provide such business consulting services to the Registrant and replaces the 2004 Agreement. The 2004 Agreement is also terminated because the consulting fee paid to Nationwide under the Consulting Agreement is reduced from the fees required under the 2004 Agreement and pursuant to the terms of the Termination Agreement all amounts due under the 2004 Agreement have been waived.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2009 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group. As of December 31, 2009, Laurus Master Fund, Ltd. beneficially owned 1,298,449 shares of our Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock. We and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived. Absent this limitation, Laurus and its related companies would beneficially own 13,846,138 additional shares of our common stock, which is comprised of 129,155 shares under the option and 13,716,983 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Sayan Navaratnam Toronto, Ontario	21,410,986	57.3%

Dominic Burns Hampton, Ontario	7,036,607	18.8%

Heung Hung Lee Markham, Ontario	50,000	0.1%

All officers and directors as a group (3 persons)	28,497,593	76.2%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth certain information relating to our option plans as of December 31, 2009:

Plan Category	Nam of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Stock Option Plan
Option Plans approved by our Shareholders	Stock Option Plan	4,000,000	$0.63 to 2.73	1,995,000
Total		4,000,000	$0.63 to 2.73	1,995,000

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

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition. $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus. At December 31, 2009, we have two 3% notes payable to Malar Trust Inc. (an entity of which our Chairman is a beneficially of) which is due on demand.

Director Independence: None of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid for professional services rendered to us for the years ended December 31, 2009 and 2008 by our principal accounting firm, Stark Winter Schenkein & Co., LLP :
	2009	2008
Audit Fees (a)	$140,000	$132,500
Audit Related Fees (b)	-	-
Tax Fees (c)	25,000	20,000
All Other Fees (d)	-	-
Total	$165,000	$152,500

(a)
Audit Fees.         Fees for audit services billed in 2009 and 2008 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. All fees were payable to Stark Winter Schenkein & Co., LLP for both fiscal years. It is estimated that Kingery & Crouse PA, our new principal accounting firm will invoice us approximately $90,000 related to the audit of our financial statements for the years ended December 31, 2009 and 2008, in 2010, which amount is not included in the above table.

(b)	Audit-Related Fees. There are no material audit-related fees in 2009 and 2008.

(c)
Tax Fees.       Fees for tax services billed in 2009 and 2008 consisting of assistance with our federal, state, local and foreign jurisdiction income tax returns. We have additionally sought consultation and advice related to various taxes compliance planning projects. All tax fees were payable to MDS LLP.

(d)	All Other Fees. No material other fees were billed in 2009 and 2008.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. We do not have a formal pre-approval policy.

All the fees for 2009 and 2008 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

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

4.20*	Guaranty, dated June 24, 2008, of Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006
10.2+	Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities.
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

10.6*	Letter Agreement dated January 22. 2008 between Creative Vistas, Inc. and Erato Corporation.
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

10.12*	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC
10.13*	Letter of Intent dated February 13, 2008 incorporated by reference to the Schedule 13D Amendment filed by the Registrant with respect to 180 Connect Inc. dated February 19, 2008

10.14*	Consulting Agreement, dated July 16, 2008, between Creative Vistas, Inc. and Nationwide Solutions Inc. incorporated by reference to the Registrant's Form 8-K filed July 18, 2008
10.15*	Termination and Release Agreement, dated July 16, 2008, between AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam
21.1+	List of all subsidiaries
31.1+	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns Chief Executive Officer