Form 10-K/A
period 2009-12-31
CREATIVE VISTAS INC
filed 2010-05-07
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

AMENDMENT NO. 1

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-30585

CREATIVE VISTAS, INC.
(Exact name of registrant as specified in its charter)

Arizona (State or Other Jurisdiction of Incorporation or Organization)	86-0464104 (I.R.S. Employer Identification No.)

2100 Forbes Street, Unit 8-10, Whitby, Ontario, Canada, L1N 9T3
(Address of Principal Executive Offices)  (Zip Code)

905-666-8676
(Registrant’s Telephone Number, including Area Code)

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

EXPLANATORY NOTE

Creative Vistas, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “Commission”) on March 31, 2010.

The Company is filing this Amendment No. 1 to the Form 10-K (the “Amendment”) to (1) revise “Item 15. Exhibits and Financial Statement Schedules” of the Form 10-K to indicate that portions of Exhibit 10.2 have been omitted pursuant to a request for confidential treatment, (2) amend and restate in its entirety Exhibit 10.2 to the Form 10-K to specifically indicate that certain confidential information, which is identified in the exhibit, has been omitted and filed separately with the Commission pursuant to a request for confidential treatment, and (3) update the signature page to the Form 10-K and Exhibits 31.1 and 31.2, which are the Rule 13a-14(a) certifications of the principal executive officer and the principal financial officer.

This Amendment consists of a cover page, this Explanatory Note, Item 15, the signature page and Exhibits 10.2, 31.1 and 31.2.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend or restate any other information contained in the Form 10-K.

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Number	Description
3.1*	Articles of Incorporation, as amended to date, incorporated by reference to the Registrant’s Form 8-K/A filed February 2, 2005
3.2*	By-laws of the Registrant incorporated by reference to the Registrant’s Form 10-SB filed May 10, 2000
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

4.12*
Securities Purchase Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Creative Vistas, Inc., and Cancable Inc. incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008

4.13*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008
4.14*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008
4.15*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008
4.16*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008
4.17*
Guaranty, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008

4.18*
Master Security Agreement, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008

4.19*
Pledge Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Cancable Inc., Creative Vistas, Inc., Cancable Holding Corp., Creative Vistas Acquisition Corp., Cancable XL Inc., Iview Holding Corp., and Brent Swanick incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008

4.20*	Guaranty, dated June 24, 2008, of Brent Swanick incorporated by reference to the Registrant’s Form 8-K filed July 1, 2008
10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006

Number	Description
10.2+^	Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities.
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

10.12*	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC
10.13*	Letter of Intent dated February 13, 2008 incorporated by reference to the Schedule 13D Amendment filed by the Registrant with respect to 180 Connect Inc. dated February 19, 2008
10.14*	Consulting Agreement, dated July 16, 2008, between Creative Vistas, Inc. and Nationwide Solutions Inc. incorporated by reference to the Registrant’s Form 8-K filed July 18, 2008
10.15*	Termination and Release Agreement, dated July 16, 2008, between AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam
21.1*	List of all subsidiaries
31.1+	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference.
+ Filed herewith.
^ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/Dominic Burns
Name: Dominic Burns Title: Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Dominic Burns and Heung Hung Lee his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all annual reports on form 10-K, including any amendments to such annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, for so long as such person is a director, officer or authorized representative of the registrant, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing appropriate or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

Name	Title	Date

/s/ Dominic Burns
Dominic Burns	Director, President and Chief Executive Officer	May 7, 2010

/s/ Heung Hung Lee	Director, Chief Financial Officer and Secretary
Heung Hung Lee	(Principal Financial Officer and Principal Accounting Officer)	May 7, 2010