Form 10-Q
period 2010-03-31
CREATIVE VISTAS INC
filed 2010-05-17
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010
OR
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

                                                                                                                                      ☐ Yes                     ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 17, 2010, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.              FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,112,810	$2,441,204
Accounts receivable, net of allowance for doubtful accounts of $187,774 and $213,862	4,383,013	4,292,071
Income tax receivable	343,136	257,142
Inventory and supplies	718,158	789,005
Prepaid expenses	388,058	347,048
Total current assets	7,945,175	8,126,470
Property plant and equipment, net of depreciation	6,173,424	6,669,553
Deposits	276,252	282,359
Intangible assets	228,876	284,286
Deferred financing costs, net	352,057	384,521
Deferred income taxes	37,203	36,879
	$15,012,987	$15,784,068
Liabilities and Shareholders' (Deficiency)
Current Liabilities
Bank Indebtedness	$2,424,928	$1,960,057
Accounts payable and accrued liabilities	4,287,894	4,555,320
Current portion of obligations under capital leases	1,531,867	1,501,106
Deferred income	86,486	84,502
Deferred income taxes	25,858	25,858
Current portion of term notes	8,977,373	1,750,000
Total current liabilities	17,334,406	9,876,843
Term notes	6,702,479	13,913,252
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease	3,213,956	3,543,801
Due to related parties	226,343	219,876
	28,977,184	29,053,772
Shareholders' (deficiency)
Share capital
Authorized
50,000,000 no par value preferred shares undesignated, none issued or outstanding
100,000,000 no par value common shares 37,488,714 at March 31, 2010 and 37,488,714 at December 31, 2009 issued and outstanding
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,231,560	14,158,942
Accumulated (deficit)	(33,376,681)	(32,957,115)
Accumulated other comprehensive losses	(1,374,830)	(1,027,285)
	(13,964,197)	(13,269,704)
	$15,012,987	$15,784,068

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Contract and service revenue
Contract	$1,114,727	$1,224,040
Service	8,121,779	7,909,147
Others	1,108	8,986
	9,237,614	9,142,173
Cost of sales
Contract	554,271	628,514
Service	6,348,721	6,357,928
Project Expenses	229,799	223,653
Selling Expenses	268,125	199,007
General and administrative expenses	1,223,638	1,235,470
Depreciation expense	598,866	701,846
Amortization of intangible assets	57,736	82,392
	9,281,156	9,428,810
Loss from operations	(43,542)	(286,637)
Interest and other expenses
Net financing expenses	594,368	605,665
Amortization of deferred charges	42,932	40,998
Foreign currency translation (gain) loss	(261,275)	243,690
	376,025	890,353
(Loss) before income taxes	(419,567)	(1,176,990)
Income taxes	-	-
Net (loss)	(419,567)	(1,176,990)
Other comprehensive income (loss):
Foreign currency translation adjustment	(347,545)	299,529
Comprehensive (loss)	$(767,112)	$(877,461)
Basic and diluted weighted-average shares	37,488,714	37,391,761
Basic and diluted earnings (loss) per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009

Operating activities
Net cash (used in) operating activities	$(217,930)	$(621,993)
Investing activities
Proceeds from sales of property and equipment	2,876	162,872
Purchase of property and equipment	(10,483)	(12,927)
Net cash provided by (used in) investing activities	(7,607)	149,945
Financing activities
Proceeds from (repayment of) bank indebtedness	399,391	(179,785)
Repayment of capital leases	(381,318)	(347,146)
Repayment of term notes	(25,000)	(162,500)
Net cash (used in) financing activities	(6,927)	(689,431)
Effect of foreign exchange rate changes in cash	(95,930)	85,799
Net change in cash and cash equivalents	(328,394)	(1,075,680)
Cash and cash equivalents, beginning of period	2,441,204	4,770,337
Cash and cash equivalents, end of period	$2,112,810	$3,694,657

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2010 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2010, and the consolidated condensed statements of operations and cash flows for the periods ended March 31, 2009 and 2010, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc.  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2010 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the March 31, 2009 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $419,567 for the three months ended March 31, 2010 and have respective working capital deficit and accumulated deficits of $9,389,231 and $33,376,681 at March 31, 2010.

We have outstanding term loans aggregating $15,679,852, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of March 31, 2010, there were 14,040,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow.  The Company has also increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, the Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins..  Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us. In either case, the financing could have a negative impact on our financial condition and our shareholders. Despite this, we believe that we have adequate cash and borrowing capability under our credit facilities  to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost or market.  Cost is generally determined on the first in, first out basis.  The inventory is net of estimated obsolescence, and excess inventory based upon assumptions about future demand and market conditions.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive.

2.	Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the three months ended March 31, 2010, the amortization of deferred financing cost was approximately $42,932 (2009 - $40,998).

Cost	$1,160,885
Accumulated amortization	(808,828)
$352,057

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2010	$142,802
2011	139,583
2012	46,514
2013	23,158
$352,057

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,382,353	$1,153,477	$228,876

Amortization expense for the three month period ended March 31, 2010 amounted to $57,736 (2009-$82,392).

4.	Bank Indebtedness

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000 respectively and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at March 31, 2010, the interest rate of the Canadian dollar amount was 3.75% to 5.65%. At March 31, 2010, the borrowings outstanding under both facilities were $2,424,928 and the average borrowing outstanding during the three months ended March 31, 2010 was $2,192,500.  The Company banking facility agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

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

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%, and requires minimum monthly payments of $81,726 until the indebtedness is paid in full except that he Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

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

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at March 31, 2010.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. Through March 31, 2010, the Company has issued warrants to purchase up to 3,240,000 shares of common stock of the Company at prices from $0.08 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to March 1, 2010.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $8,333 through February 1, 2011, with the balance of $1,600,000 payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to February 13, 2011.

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

Interest on the term notes for the three months ended March 31, 2010 was $376,739 (2009: $376,181).

	March 31, 2010	March 31, 2009
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2011	7,287,500	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,689,873	1,789,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(946,275)	(1,097,208)
	15,679,852	15,628,920
Less: current portion	8,977,373	1,750,000
	$6,702,479	$13,878,920

The principal payments for the next four fiscal years are as follows:

Amount
2010	$1,312,500
2011	12,813,627
2012	-
2013	1,553,725
$15,679,852

6.	Net Financing Expenses

	Three months ended March 31,
	20010	2009
Capital leases	$160,767	$176,705
Interest on credit facility	376,739	376,181
Interest on deferred principal repayment of term note	43,701	40,005
Related parties	13,161	12,774
	$594,368	$605,665

7.	Note Payable to Related Parties

Notes payable to related parties consists of two notes payable for $750,000 bearing interest at 3% per annum and having  no fixed terms of repayment. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus and they are classified as non-current. The notes are due to Malar Trust Inc. (the Company’s chairman is the shareholder of Malar Trust Inc.).

Interest expense recognized for the three month period ended March 31, 2010 was $13,161 (2009 - $12,774).

8.	Shareholders’ (Deficit)

Options

In conjunction with the issuance of the Cancable Note and Iview Notes in 2006, the Company had granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp.. The financial statements of Cancable Holding Corp. and Iview Holding Corp. have negative equity on a stand alone basis.  At such time when these entities have positive equity and generate net income, the Company will account for the options granted to Laurus as non-controlling interests.

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

a.
Option Price.  The price at which each share of common stock covered by an option granted under the Plan may not be less than the market value per share of the common stock on the date of grant of the option.  The date of the grant of an option shall be the date specified by the Committee in its grant of the option, which date will normally be the date the Committee determines to make such grant.

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

d.
Lock-Up Period.  Without the consent of the Company, an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the Optionee exercises the option. The Committee may also impose other terms and conditions, not inconsistent with the terms of the Plan, on the grant or exercise of options, as it deems advisable.

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

At March 31, 2010, options to purchase 2,005,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of March 31, 2010, there was $73,631 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the four year vesting period. At March 31, 2010, 1,312,250 options were vested. The cost recognized for the three month period ended March 31, 2010 was $28,917 (2009: $(29,660)) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used
2010
Expected volatility	140%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	1.35% - 1.82%

A summary of option activity under the Plan during the three months ended March 31, 2010 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2008	2,939,000	$1.22	4.75	-
Granted	500,000	$0.70	4.23	-
Exercised	-	-	-	-
Forfeited or expired	(1,434,000)	$2.07	2.69	-
Outstanding at December 31, 2009	2,005,000	$0.65	2.03	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2010	2,005,000	$0.65	2.03	-

Exercisable at March 31, 2010	1,312,250	$0.64	1.64	-

As of March 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.09 closing stock price of the common stock on March 31, 2010, the last trading day of the first quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of March 31, 2010.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, was approximately $0 and $0, respectively.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  There is no cash proceeds received from the exercise of stock options for the three months ended March 31, 2010 and 2009.

The total fair value of options granted during the three months ended March 31, 2010 and 2009 was approximately $0 and $31,000, respectively.

The following table summarizes information about fixed price stock options at March 31, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	1,895,000	1.76	$0.63	1,234,750	$0.63
$0.90	100,000	1.92	$0.90	75,000	$0.90
$1.12	10,000	3.23	$1.12	2,500	$1.12
	2,005,000			1,312,500

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time.   During the three months ended March 31, 2010, in connection with financing, the Company issued warrants to purchase 324,000 shares of common stock.  The fair value of the warrants of $43,701 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.81% to 2.20%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.08 to $0.28 and the life of the warrants 4 years.

As of March 31, 2010, we had the following common stock warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing

07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
		14,040,983

9.	Major Customers

During the three months ended March 31, 2010, the Company derived 62.9% (2009:65.2%) of its revenue from two customers.  The accounts receivable from these customers comprise 44.9% (2009: 37.1%) of the total trade receivable.

10.	Segment Information

We determine and disclose our segments using a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) and its wholly owned subsidiary OSSIM View Inc. are corporations incorporated under the laws of the Province of Ontario. Iview DSI is a subsidiary incorporated in late 2005 to focus on providing video surveillance products and technologies to the market.

	March 31, 2010	March 31, 2009
Sales:
Cancable	$7,677,067	$7,455,320
AC Technical	1,547,273	1,567,840
Iview	12,568	21,073
Creative Vistas, Inc.	706	97,940
Consolidated Total	$9,237,614	$9,142,173
Depreciation and amortization:
Cancable	$578,411	$685,332
AC Technical	10,402	8,340
Iview	10,053	8,174
Consolidated Total	$598,866	$701,846
INTEREST EXPENSES:
Cancable	$390,289	$393,271
Iview	19,687	31,763
AC Acquisition	13,161	12,774
Creative Vistas, Inc.	171,231	167,857
CONSOLIDATED TOTAL	$594,368	$605,665
Net (Loss):
Cancable	$(304,522)	$(893,343)
AC Technical	31,602	57,901
Iview	9,102	(94,044)
AC Acquisition	(13,161)	(12,774)
Corporate (1)	(142,588)	(234,730)
Consolidated Total	$(419,567)	$(1,176,990)
TOTAL ASSETS
Cancable	$9,629,561	$12,315,788
AC Technical	2,982,176	2,770,370
Iview	825,514	1,124,554
Creative Vistas, Inc.	1,575,736	3,044,540
Consolidated Total	$15,012,987	$19,255,252
CAPITAL ASSETS
Cancable	$5,341,725	$7,572,455
AC Technical	779,072	648,181
Iview	52,627	75,436
Consolidated Total	$6,173,424	$8,296,072
CAPITAL EXPENDITURES
Cancable	$10,483	$7,382
AC Technical	-	1,139
Iview	-	4,406
CONSOLIDATED TOTAL	$10,483	$12,927

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	Marc 31, 2010	March 31, 2009
Contract	$1,114,727	$1,224,040
Service	8,121,779	7,909,147
Others	1,108	8,986
Total sales to external customers	$9,237,614	$9,142,173

For the three months ended March 31, 2010, revenue generated by the Company in Canada and the United States was $7,646,399 (2009:$7,168,113) and $1,591,215 (2009: $1,974,060), respectively.

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

Results of Operations
Comparison of Three Month Period Ended March 31, 2010
to Three Month Period Ended March 31, 2009

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended March 31, 2010 to the comparable period in 2009.

Sales:  Sales for the three month period ended March 31, 2010 increased 1.0% to $9,237,600 from $9,142,200 for the three month period ended March 31, 2009.  The increase in revenue was mainly due to the increase in service revenue of Cancable Segment to $7,677,100 for the three month period ended March 31, 2010 from $7,455,300 for the same period in 2009.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $7,677,100 for the three months ended March 31, 2010, compared to $7,455,300 for same period in 2009. The increase in revenue was primarily due to the increase in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended March 31, 2010 was $4,717,900 or 61.4% of total Cancable revenue compared to $3,854,200 or 51.7% for same period in 2009. The increase in revenue was attributable to growth in our business and  the exchange rate fluctuations. The increase in revenue from Rogers Cable Inc. was offset with the decrease in revenue generated in the United States. Total revenue generated in the United States for the three months ended March 31, 2010 was $1,591,200 compared to $1,974,100 for same period in 2009.

(b)           AC Technical segment - Total revenue of AC Technical segment was $1,547,300 for the three months ended March 31, 2010 compared to $1,567,800 for the corresponding period in 2009. The decrease in revenue was mainly due to fluctuation of the foreign exchange rate and all revenue generated from AC Technical Segment was in Canadian dollars.  Contract revenue was $1,114,700 for the three months ended March 31, 2010 compared to $1,224,000 for same period in 2009.  The service revenue was $432,600 for the three months ended March 31, 2010, compared to $323,300 for same period in 2009.

Cost of sales :  Cost of sales as a percentage of revenue for the three months ended March 31, 2010 was $6,903,000 or 74.7% of revenues compared to $6,986,400 or 76.4% of revenues for same period in 2009. (a)Cancable segment – Direct expenses of this segment were $6,218,100 for the three months ended March 31, 2010 which is comprised principally of labor expenses of $4,779,100, vehicle expenses of $529,800 and material cost of $384,700.  (b) AC Technical segment – Direct expenses of this segment were $684,800. The material cost was $429,100 or 27.7% of the AC Technical revenue for the three months ended March 31, 2010 compared to $444,100 or 28.3% of revenues in the same period of fiscal 2009. The decrease in percentage of material costs was primarily a result of some contracts having less material needs. On the other hand, the labor and subcontractor cost decreased to $245,700 or 15.9% of AC Technical revenues for the three months ended March 31, 2010 compared to $289,500 or 18.5% of AC Technical revenues for the same period of fiscal 2009.  The decrease in labor and subcontractor cost was mainly due to some contracts requiring more labor hours.

Project expenses: Project expenses  decreased to $229,800 or 2.5% of revenue for the three months ended March 31, 2010, compared to $223,700 or 2.4% for the same period in 2009. These expenses were mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $147,800 in the first quarter of fiscal 2010 compared to $147,300 for the same period of fiscal 2009 with no material fluctuation. Automobile and travel expenses decreased to $63,100 for the three months ended March 31, 2010 compared to $57,200 for the same period of fiscal 2009. There was no material fluctuation in the percentage of revenue for automobile and travel expenses.

Selling expenses: Selling expenses were $268,100 or 2.9% of revenues for the first quarter of fiscal 2010 compared to $199,000 or 2.2% of revenues for the same period in 2009. Selling expenses were mainly related to AC Technical segment.  The balance for the three months ended March 31, 2010 is mainly comprised of salaries and commission to salespersons of $124,100 compared to $89,400 for the same period of fiscal 2009.  The advertising and promotion and trade show expenses were $66,900 in the first quarter of fiscal 2010 compared to $29,400 for the same period of fiscal 2009.

General and administrative expenses: General and administrative expenses were $1,223,600 or 13.2% of revenues for the first quarter of fiscal 2010 compared to $1,235,500 or 13.5% for the same period in 2009. The balance for the three months ended March 31, 2010 was mainly comprised of $121,000 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $99,600 for the same period in 2009. In addition, investor relations expenses amounted to $30,000 for first quarter of fiscal 2010 compared to $45,000 for the same period of fiscal 2009.  Total salaries and benefits to administrative staff were $705,500 for the first quarter of fiscal 2010 compared to $712,400 for the corresponding period of 2009 with no material fluctuation.

Depreciation: Total depreciation of property plant and equipment was $598,900 for the first quarter of fiscal 2010 compared to $701,800 for the same period in 2009.  The decrease in balance was primarily due to the disposal of capital assets during the first quarter of fiscal 2009.

Amortization of intangible assets: Amortization of customer relationships and trade name was $82,400 for the three months ended March 31, 2009 compared to $57,700 for the same period of fiscal 2010.  The decrease was mainly due to the trade name related to the acquisition in 2006 and 2007 being fully amortized.

Interest and other expenses:  Interest and net other expenses for the three months ended March 31, 2010 were $376,000 or 4.1% of revenues compared to net expenses of $890,400 or 9.7% of revenues for the same period in 2009. The balance for the three months ended March 31, 2010 was primarily comprised of the amortization of deferred charges amounting to $42,900 compared to $41,000 for the same period of fiscal 2009.  Additionally, net financing expenses decreased to $594,400 or 6.4% of revenues compared to $605,700 or 6.6% of revenues for the same period of 2009.  The interest due with respect to the Company’s credit facilities was $376,700 for the three months ended March 31, 2010 compared to $376,200 for the same period in 2009.  Additionally, the foreign currency translation gain for this quarter was $261,300 compared to a foreign currency translation loss of $243,700 for the same period of 2009. The balance was related to the foreign currency translation of term notes. The foreign currency translation gain for this quarter was due to the Canadian dollars traded higher than the same period of 2009.

Income taxes:  No income tax was paid for the three months ended March 31, 2010 and 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. All prior taxes have already been accounted for in the income tax receivable and therefore, there is no additional provision and/or benefit for income taxes receivable and deferred tax assets.

Net Income/Loss:  Net loss for the first quarter of fiscal 2010 was $419,600 compared to a net loss of $1,177,000 for the same period in 2009. The Company’s operating loss was $43,500 for the three months ended March 31, 2010 compared to an operating loss of $286,600 for the same period of 2009.  The loss for the first quarter of fiscal 2010 was primarily attributed to the Company’s allocation of resources to grow the business and increased costs.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2010, we had $2,112,810 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy our working capital needs for the  next year.  During fiscal year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets by improving inventory management and accelerating the collection of accounts receivable.

Net Cash Used in Operating Activities.  Net cash used in operating activities amounted to $217,930 for the three months ended March 31, 2010. The changes in operating assets and liabilities resulted in a use of cash of $420,000, which included a $72,700 increase in accounts receivable, a $92,200 decrease in inventory, a $24,200 increase in prepaid expenses, a $338,800 decrease in accounts payable, a $76,900 increase in income tax receivable and a $500 decrease in deferred revenue.

Comparison of  the balance sheet as at March 31, 2010 to December 31, 2009

Accounts Receivable

Our accounts receivable increased by approximately $90,900 compared to the balance as at December 31, 2009. Accounts receivable of Cancable segment were $2,939,900 as at March 31, 2010 compared to $2,959,800 as at December 31, 2009.  Accounts receivable of AC Technical segment was $1,289,300 as at March 31, 2010 compared to $1,088,800 as at December 31, 2009.  The fluctuation in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory on hand at March 31, 2010 was $718,200 compared to $789,000 as at December 31, 2009. The inventory of the Cancable segment as at March 31, 2010 was $210,800 compared to $261,200 as at December 31, 2009.   The inventory of AC Technical segment as at March 31, 2010 was $417,200 compared to $440,225 as at December 31, 2008.

Accounts Payable and Accrued Liabilities

Accounts payable decreased to approximately $4,287,900 as at March 31, 2010 from $4,555,300 as at December 31, 2009. The decrease was mainly due to the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $86,500 as at March 31, 2010 compared to $84,500 as at December 31, 2009. Deferred revenue primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Net Cash Provided By (Used in) Investing Activities.  Net cash used by investing activities was $7,600 for the three months ended March 31, 2010, compared to net cash provided of $149,900 for the three months ended March 31, 2009. The change was mainly due to a decline in proceeds received from the sale of property and equipment of approximately $163,000 in 2009 compared to approximately $3,000 in 2010. .

Net Cash Provided By Financing Activities.  Net cash used in financing activities was $7,000 for the three months ended March 31, 2010 compared to $689,400 for the three months ended March 31, 2009. The change mainly arose because we borrowed approximately $399,000 in the current quarter under our line of credit and had net outflows of approximately $180,000 for payments of such indebtedness in 2009.

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

Recent Accounting Pronouncements – The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified the following critical accounting estimates: accounts receivable allowances,  revenue, inventory,  and financial instruments. See our Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2009 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of March 31, 2010, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

During the period covered by this quarterly report, there has been no material change in the nomination process for directors.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns, CEO

By:	/s/ Heung Hung Lee
Heung Hung Lee, CFO

Dated:  May 17, 2010