Form 10-Q
period 2010-06-30
CREATIVE VISTAS INC
filed 2010-08-13
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010
OR
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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 13, 2010, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.                      FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,189,692	$2,441,204
Accounts receivable, net of allowance for doubtful accounts of $178,582 and $213,862	4,544,251	4,292,071
Income tax receivable	364,224	257,142
Inventory and supplies	665,643	789,005
Prepaid expenses	233,416	347,048
Total current assets	7,997,226	8,126,470
Property, plant and equipment, net of depreciation	5,333,988	6,669,553
Deposits	269,160	282,359
Intangible assets	168,309	284,286
Deferred financing costs, net	296,623	384,521
Deferred income taxes	36,775	36,879
	$14,102,081	$15,784,068
Liabilities and Shareholders' (Deficiency)
Current Liabilities
Bank indebtedness	$2,019,672	$1,960,057
Accounts payable and accrued liabilities	4,532,304	4,555,320
Current portion of obligations under capital leases	1,061,211	1,501,106
Deferred income	62,572	84,502
Deferred income taxes	25,858	25,858
Current portion of term notes	8,952,374	1,750,000
Total current liabilities	16,653,991	9,876,843
Term notes	6,747,056	13,913,252
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease	3,081,581	3,543,801
Due to related parties	217,800	219,876
	28,200,428	29,053,772
Shareholders' (deficiency)
Share capital
50,000,000 no par value preferred shares authorized; undesignated, none issued or outstanding
100,000,000 no par value common shares authorized: 37,488,714 at June 30, 2010 and 37,488,714 at December 31, 2009 issued and outstanding
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,272,321	14,158,942
Accumulated (deficit)	(34,023,838)	(32,957,115)
Accumulated other comprehensive losses	(902,584)	(1,027,285)
	(14,098,347)	(13,269,704)
	$14,102,081	$15,784,068

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three months ended		Six months ended
	June 30		June 30
	2010	2009	2010	2009
Contract and service revenue
Contract	$1,662,091	$1,105,234	$2,776,818	$2,329,274
Service	8,646,467	8,027,123	16,768,246	15,936,270
Other	1,287	1,468	2,395	10,454
	10,309,845	9,133,825	19,547,459	18,275,998
Cost of sales (excluding depreciation)
Contract	1,017,603	630,173	1,571,874	1,404,980
Service	6,522,220	6,312,101	12,870,947	12,523,736
Project expenses	234,088	213,514	463,887	437,167
Selling expenses	202,109	206,633	470,234	405,640
General and administrative expenses	1,364,203	1,588,064	2,587,835	2,823,534
Depreciation expense	584,338	669,511	1,183,204	1,371,357
Amortization of intangible assets	57,812	84,330	115,548	166,722
	9,982,373	9,704,326	19,263,529	19,133,136
Income (loss) from operations	327,472	(570,501)	283,930	(857,138)
Interest and other expenses (income)
Net financing expenses	577,403	575,069	1,171,771	1,180,734
Amortization of deferred charges	43,376	38,531	86,308	79,529
Foreign currency translation (gain) loss	353,849	(757,352)	92,574	(513,662)
	974,628	(143,752)	1,350,653	746,601
(Loss) before income taxes	(647,156)	(426,749)	(1,066,723)	(1,603,739)
Income taxes	-	-	-	-
Net (loss)	(647,156)	(426,749)	(1,066,723)	(1,603,739)
Other comprehensive (loss):
Foreign currency translation adjustment	472,246	(833,782)	124,701	(534,253)
Comprehensive (loss)	$(174,910)	$(1,260,531)	$(942,022)	$(2,137,992)
Basic and diluted weighted-average shares	37,488,714	37,412,644	37,488,714	37,403,694
Basic and diluted (loss) per share	$(0.02)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2010	2009

Operating activities
Net cash provided by (used in) operating activities	$455,005	$(472,814)
Investing activities
Proceeds from sales of property and equipment	7,611	196,925
Purchase of property and equipment	(36,966)	(19,619)
Net cash provided by (used in) investing activities	(29,355)	177,306
Financing activities
Proceeds from (repayment of) bank indebtedness	76,503	(98,436)
Repayment of capital leases	(744,678)	(887,594)
Repayment of term notes	(50,000)	(187,500)
Net cash (used in) financing activities	(718,175)	(1,173,530)
Effect of foreign exchange rate changes in cash	41,013	(147,173)
Net change in cash and cash equivalents	(251,512)	(1,616,211)
Cash and cash equivalents, beginning of period	2,441,204	4,770,337
Cash and cash equivalents, end of period	$2,189,692	$3,154,126

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2010 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2010, and the consolidated condensed statements of operations and cash flows for the periods ended June 30, 2009 and 2010, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc.  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2010 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the June 30, 2009 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $1,066,723 for the six months ended June 30, 2010 and have respective working capital and accumulated deficits of $8,656,765 and $34,023,838 at June 30, 2010.

We have outstanding term loans aggregating $15,699,430, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of June 30, 2010, there were 14,364,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

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

Deferred financing costs, net are associated with the Company’s term notes. For the six months ended June 30, 2010, the amortization of deferred financing cost was approximately $86,308 (2009 - $79,529).

Cost	$1,121,271
Accumulated amortization	(824,648)

$296,623

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2010	$84,255
2011	145,325
2012	44,758
2013	22,285
$296,623

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,367,925	$1,199,616	$168,309

Amortization expense for the six months period ended June 31, 2010 amounted to $115,548 (2009-$166,722). Amortization for the next three years is expected to approximate $168,309.

4.	Bank Indebtedness

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000 respectively and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at June 30, 2010, the interest rate of the Canadian dollar amount was 4.0% to 5.9%. At June 30, 2010, the borrowings outstanding under both facilities were $2,019,672 and the average borrowing outstanding during the six months ended June 30, 2010 was $1,989,900.  The Company banking facility agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

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

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%, and requires minimum monthly payments of $81,726 until the indebtedness is paid in full except that the Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

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

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and because Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at June 30, 2010.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. Through June 30, 2010, the Company has issued warrants to purchase up to 3,564,000 shares of common stock of the Company at prices from $0.07 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to June 1, 2010.

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

Interest on the term notes for the six months ended June 30, 2010 was $771,607 (2009: $683,587).

	June 30, 2010	June 30, 2009
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2011	7,287,500	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,664,874	1,764,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(901,698)	(1,064,603)
	15,699,430	15,636,525
Less: current portion	8,952,374	1,750,000
	$6,747,056	$13,886,525

The principal payments for the next four fiscal years are as follows:

Amount
2010	$875,000
2011	13,226,128
2012	-
2013	1,598,302
$15,699,430

6.	Net Financing Expenses

	Six months ended June 30,
	2010	2009
Capital leases	$306,552	$376,968
Interest on credit facility	771,607	683,587
Interest on deferred principal repayment of term note	67,191	94,535
Related parties	26,421	25,644
	$1,171,771	$1,180,734

7.	Note Payable to Related Parties

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

Interest expense recognized for the six months period ended June 30, 2010 was $26,421 (2009 - $25,644).

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

At June 30, 2010, options to purchase 1,605,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of June 30, 2010, there was $78,200 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a reminaing weighted average period of 1.5 years. At June 30, 2010, 1,327,500 options were vested. The cost recognized for the six months period ended June 30, 2010 was $46,200 (2009: $6,300) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used

2010
Expected volatility	140%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	1.35% - 1.82%

A summary of option activity under the Plan during the year ended December 31, 2009 and the six months ended June 30, 2010 is presented below:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2008	2,939,000	$1.22	4.75	-
Granted	500,000	$0.70	4.23	-
Exercised	-	-	-	-
Forfeited or expired	(1,434,000)	$2.07	2.69	-
Outstanding at December 31, 2009	2,005,000	$0.65	2.03	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(400,000)	$0.63	1.47	-
Outstanding at June 30, 2010	1,605,000	$0.65	1.55	-

Exercisable at June 30, 2010	1,327,500	$0.65	1.05	-

As of June 30, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.07 closing stock price of the common stock on June 30, 2010, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of June 30, 2010.

Since there were no options exercised during the year ended December 31, 2009 or the six months ended June 30, 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the six months ended June 30, 2010 and the year ended December 31, 2009 was approximately $0 (none were granted in 2010) and $120,153 respectively.

The following table summarizes information about fixed price stock options at June 30, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	1,495,000	1.53	$0.63	1,247,500	$0.63
$0.90	100,000	1.67	$0.90	75,000	$0.90
$1.12	10,000	2.98	$1.12	5,000	$1.12
	1,605,000			1,327,500

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the six months ended June 30, 2010, in connection with financing, the Company issued warrants to purchase 628,000 shares of common stock.  The fair value of the warrants of $67,191 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.67% to 2.20%, expected dividend yield of 0%, volatility of 140% to 150%, exercise prices of $0.07 to $0.12 and the life of the warrants 4 years.

As of June 30, 2010, we had the following common stock warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
04-01-2010	04-01-2014	108,000	$0.09	$8,461	Financing
05-01-2010	05-01-2014	108,000	$0.07	$8,457	Financing
06-01-2010	06-01-2014	108,000	$0.07	$6,572	Financing
		14,364,983

9.	Major Customers

During the six months ended June 30, 2010, the Company derived 62.9% (2009:61.3%) of its revenue from two customers.  The accounts receivable from these customers comprise 44.7% (2009: 33.1%) of the total trade receivable.

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

	June 30, 2010	June 30, 2009
Sales:
Cancable	$15,933,108	$15,148,463
AC Technical	3,576,632	2,979,554
Iview	36,320	47,973
Creative Vistas, Inc.	1,399	100,008
Consolidated Total	$19,547,459	$18,275,998
Depreciation and amortization:
Cancable	$1,142,055	$1,337,277
AC Technical	20,946	16,996
Iview	20,203	17,084
Consolidated Total	$1,183,204	$1,371,357
Interest expense:
Cancable	$771,837	$741,115
Iview	49,844	62,640
AC Acquisition	26,421	25,644
Creative Vistas, Inc.	323,669	351,335
Consolidated Total	$1,171,771	$1,180,734
Net (Loss):
Cancable	$(765,194)	$(1,304,393)
AC Technical	202,836	83,034
Iview	(51,644)	(57,557)
AC Acquisition	(26,421)	(25,644)
Corporate (1)	(426,300)	(299,179)
Consolidated Total	$(1,066,723)	$(1,603,739)
Total Assets
Cancable	$8,798,549	$10,826,011
AC Technical	3,193,054	2,621,073
Iview	757,445	1,056,703
Creative Vistas, Inc.	1,353,033	2,233,573
Consolidated Total	$14,102,081	$16,737,360
Property, plant and equipment
Cancable	$4,547,587	$6,392,991
AC Technical	745,622	695,328
Iview	40,779	72,952
Consolidated Total	$5,333,988	$7,161,271
Property, Plant and Equipment Expenditures
Cancable	$30,592	$14,074
AC Technical	6,374	1,139
Iview	-	4,406
Consolidated Total	$36,966	$19,619

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	June 30, 2010	June 30, 2009
Contract	$2,776,818	$2,329,274
Service	16,768,246	15,936,270
Others	2,395	10,454
Total sales to external customers	$19,547,459	$18,275,998

For the six months ended June 30, 2010, revenue generated by the Company in Canada and the United States was $16,489,613 (2009:$14,549,626) and $3,057,846 (2009: $3,726,372), respectively.

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

Results of Operations
Comparison of Three Month Period Ended June 30, 2010
to Three Month Period Ended June 30, 2009

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the three month period ended June 30, 2010 to the comparable period in 2009.

Sales:  Sales for the three months ended June 30, 2010 increased 12.9% to $10,309,800 from $9,133,800 for the three months ended June 30, 2009.  The increase in revenue was mainly due to the increase in service revenue of the Cancable Segment to $8,256,000 for the three month period ended June 30, 2010 from $7,693,100 for the corresponding period in 2009.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital Services, Inc. and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $8,256,000 for the three months ended June 30, 2010, compared to $7,693,100 for same period in 2009, representing an increase of $562,900 or 7.3%. The increase in revenue was primarily related to the increase in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended June 30, 2010 was $5,614,300 or 68.0% of total Cancable revenue compared to $4,346,600 or 56.5% for same period in 2009. The increase in revenue from Rogers Cable Inc. was offset with the decrease in revenue generated in the United States. Total revenue generated in the United States for the three months ended June 30, 2010 was $1,466,600 compared to $1,752,300 for same period in 2009.

(b)           AC Technical segment - Total revenue of the AC Technical segment was $2,029,400 for the three months ended June 30, 2010 compared to $1,411,700 for the corresponding period in 2009. The increase in revenue primarily resulted from the increase in contract revenue to $1,638,900 for the three months ended June 30, 2010 compared to $1,077,700 for same period in 2009.  The service revenue was $390,400 for the three months ended June 30, 2010, compared to $334,000 for same period in 2009.

Cost of sales:  Cost of sales for the three months ended June 30, 2010 was $7,539,800 or 73.1% of revenues compared to $6,942,300 or 76.0% of revenues for same period in 2009.

(a)           Cancable Segment – Direct expenses of this segment were $6,630,400 for the three months ended June 30, 2010 which is comprised principally of labor expenses of $4,975,100, vehicle expenses of $528,100 and material cost of $455,600.

(b)           AC Technical Segment – Direct expenses of this segment were $1,113,000. The material cost was $515,600 or 25.4% of the AC Technical revenue for the three months ended June 30, 2010 compared to $434,900 or 30.8% of revenues in the same period of fiscal 2009. The decrease in percentage of material costs was primarily a result of some contracts having less material needs. The dollar increase is primarily attributable to an increase in revenue. On the other hand, the labor and subcontractor cost increased to $586,800 or 28.9% of AC Technical revenues for the three months ended June 30, 2010 compared to $307,500 or 21.8% of AC Technical revenues for the corresponding period of fiscal 2009.  The increase in labor and subcontractor cost resulted primarily from the increase in revenue.

Project expenses: Project expenses increased to $234,100 or 2.3% of revenue for the three months ended June 30, 2010, compared to $213,500 or 2.3% for the same period in 2009. These expenses were mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $158,700 in the second quarter of fiscal 2010 compared to $143,100 for the same period of fiscal 2009 with no material fluctuation. In addition, automobile and travel expenses increased to $55,800 for the three months ended June 30, 2010 compared to $46,400 for the same period of fiscal 2009. There was no material fluctuation in the percentage of revenue for automobile and travel expenses.

Selling expenses: Selling expenses were $202,100 or 2.0% of revenues for the second quarter of fiscal 2010 compared to $206,600 or 2.3% of revenues for the same period in 2009.  Selling expenses were mainly related to the AC Technical segment.  The balance for the three months ended June 30, 2010 is mainly comprised of salaries and commission to salespersons of $87,400 compared to $99,160 for the same period of fiscal 2009.  The advertising and promotion, and trade show expenses were $29,200 in the second quarter of fiscal 2010 compared to $23,100 for the same period of fiscal 2009.

General and administrative expenses: General and administrative expenses were $1,364,200 or 13.2% of revenues for the second quarter of fiscal 2010 compared to $1,588,100 or 17.4% for the same period in 2009. The balance for the three months ended June 30, 2010 was mainly comprised of $123,500 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $112,800 for the same period in 2009. Investor relations expenses of $20,000 for second quarter of fiscal 2010 compared to $45,000 for the same period of fiscal 2009. Salaries and benefits to administrative staff of $545,800 for the second quarter of fiscal 2010 compared to $641,700 for the corresponding period of 2009. Additionally, the insurance and occupancy expenses were $180,900 for the three months ended June 30, 2010 compared to $166,500 for the same period of fiscal 2009. The decrease in general and administrative expenses was primarily the result of cost reduction initiatives.

Depreciation: Total depreciation of property plant and equipment was $584,300 for the second quarter of fiscal 2010 compared to $669,500 for the same period in 2009.  The decrease in the balance was primarily due to the disposals of property, plant and equipment during the fiscal 2009.

Amortization of intangible assets: Amortization of customer relationships and trade name was $57,800 for the three months ended June 30, 2010 compared to $84,300 for the same period of fiscal 2009.  The decrease was mainly due to the trade name related to the acquisition in 2006 and 2007 being fully amortized.

Interest and other expenses (income):  Interest and other expenses for the three months ended June 30, 2010 were $974,600 or 9.5% of revenues compared to interest and other income of $143,800 or 1.6% of revenues for the same period in 2009. The balance for the three months ended June 30, 2010 was primarily comprised of net financing expenses of $577,400 or 5.6% of revenues compared to $575,100 or 6.3% of revenues for the same period of 2009.  The interest due with respect to the Company’s credit facilities was $394,900 for the three months ended June 30, 2010 compared to $307,400 for the same period in 2009.  Additionally, the foreign currency translation loss for the quarter ended June 30, 2010 was $353,800 compared to a foreign currency translation gain of $757,400 for the same period of 2009. The fluctuation, which arises from the foreign currency translation of term notes, resulted because the Canadian dollar traded higher in 2010 as compared to the same period of 2009.

Income taxes:  No income taxes were paid and/or owed during the three months ended June 30, 2010 and 2009, which was mainly due to the Company’s losses.

Net Income/Loss:  Net loss for the second quarter of fiscal 2010 was $647,200 compared to a net loss of $426,700 for the same period in 2009. The Company’s operating income was $327,500 for the three months ended June 30, 2010 compared to an operating loss of $570,500 for the corresponding period of 2009.  The operating income for the second quarter of fiscal 2010 was primarily attributed to the increase of revenue.

Results of Operations
Comparison of Six Month Period Ended June 30, 2010
to Period Ended June 30, 2009

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the six months ended June 30, 2010 to the corresponding period in 2009.

Sales:  Sales for the six month period ended 2010 increased 7.0% to $19,547,500 from $18,276,000 for the six month period ended 2009.  The increase in revenue was mainly due to the increase in service revenue of the Cancable segment to $15,933,100 for the six month period ended 2010 from $15,148,500 for the same period in 2009.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital Serviecs, Inc. and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is providing the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration and support services enable companies in the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $15,933,100 for the six months ended June 30, 2010, compared to $15,148,500 for same period in 2009. The increase in revenue was primarily due to the increase in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the six months ended June 30, 2010 was $10,332,300 or 64.8% of total Cancable Group’s revenue compared to $8,200,700 or 54.1% of total Cancable Group’s revenue for same period in 2009. The increase in revenue was attributable to growth in our business and exchange rate fluctuations. The increase in revenue from Rogers Cable Inc. was offset with the decrease in revenue generated in the United States. Total revenue generated in the United States for the six months ended June 30, 2010 was $3,057,800 compared to $3,726,400 for same period in 2009.

(b)           AC Technical segment - Total revenue of the AC Technical segment was $3,576,600 for the six months ended June 30, 2010 compared to $2,979,600 for the corresponding period in 2009. The increase in revenue was mainly due to the increase in contract revenue which was $2,776,800 for the six months ended June 30, 2010 compared to $2,329,300 for same period in 2009.  The service revenue was $823,000 for the six months ended June 30, 2010, compared to $696,200 for same period in 2009.

Cost of sales:  Cost of sales for the six months ended June 30, 2010 was $14,442,800 or 73.89% of revenues compared to $13,928,700 or 76.2% of revenues for same period in 2009.

(a)           Cancable segment – Cost of sales of this segment was $12,616,200 or 79.2% of Cancable Group’s revenue for the six months ended June 30, 2010 compared to $12,392,300 or 81.8% for the six months ended June 30, 2009. Cost of sales is comprised principally of labor expenses of $9,754,200, vehicle expenses of $1,057,900 and material cost of $840,300. For the six months ended June 30, 2009, cost of sales was comprised principally of labor expenses of $9,537,400, vehicle expenses of $927,500 and material cost of $910,600.

(b) AC Technical segment – Direct expenses of this segment were $1,797,900. The material cost was $944,700 or 26.4% of the AC Technical revenue for the six months ended June 30, 2010 compared to $878,900 or 29.5% of revenues in the same period of fiscal 2009. The decrease in percentage of material costs was primarily a result of some contracts requiring less material. On the other hand, labor and subcontractor cost increased to $832,100 or 23.3% of AC Technical revenues for the six months ended June 30, 2010 compared to $597,100 or 20.0% of AC Technical revenues for the same period of fiscal 2009.  The increase in labor and subcontractor cost was mainly due to some contracts requiring more labor hours and the increase in revenue.

Project expenses: Project expenses increased to $463,900 or 2.4% of revenue for the six months ended June 30, 2010, compared to $437,200 or 2.4% of revenue for the same period in 2009. These expenses were mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $306,500 in the six months ended June 30, 2010 compared to $290,400 for the same period of fiscal 2009 with no material change. Automobile and travel expenses increased to $118,900 for the six months ended June 30, 2010 compared to $103,600 for the same period of fiscal 2009. There was no material change in the percentage of revenue for automobile and travel expenses.

Selling expenses: Selling expenses were $470,200 or 2.4% of revenues for the six months ended June 30, 2010 compared to $405,600 or 2.2% of revenues for the same period in 2009. Selling expenses were mainly related to AC Technical segment.  The balance for the six months ended June 30, 2010 is mainly comprised of salaries and commissions to salespersons of $196,900 compared to $195,900 for the same period of fiscal 2009. The   advertising, promotion and trade show expenses were $96,200 compared to $52,600 for the same period of fiscal 2009.

General and administrative expenses: General and administrative expenses were $2,587,800 or 13.2% of revenues for the six months ended June 30, 2010 compared to $2,823,500 or 15.4% for the same period in 2009. The balance for the six months ended June 30, 2010 was mainly comprised of $258,600 of professional fees related to preparation of quarterly reports and other corporate matters compared to $212,400 for the same period in 2009. Investor relations expenses of $50,000 for the six months ended June 30, 2010 compared to $90,000 for the same period of fiscal 2009. Salaries and benefits to administrative staff of $1,119,400 for the six months ended June 30, 2010 compared to $1,239,800 for the corresponding period of 2009. Additionally, the insurace and occupancy expenses were $343,900 for the six months ended June 30, 2010 compared to $333,400 for the same period of fiscal 2009.  The decrease in general and administrative expenses was primarily the result of cost reduction initiatives.

Depreciation: Total depreciation of property plant and equipment was $1,183,200 for the six months ended June 30, 2010 compared to $1,371,400 for the same period in 2009.   The decrease in the balance was primarily due to the disposals of property, plant and equipment last year.

Amortization of intangible assets: Amortization of customer relationships and trade name was $115,500 for the six months ended June 30, 2010 compared to $166,700 for the same period of fiscal 2009.  The decrease was mainly due to the trade name acquired in 2006 and 2007 being fully amortized.

Interest and other expenses (income):  Interest and net other expenses for the six months ended June 30, 2010 were $1,350,700 or 6.9% of revenues compared to $746,600 or 4.1% of revenues for the same period in 2009. The balance for the six months ended June 30, 2010 was primarily comprised of net financing expenses which decreased to $1,171,800 or 6.0% of revenues compared to $1,180,700 or 6.5% of revenues for the same period of 2009.  The interest due with respect to the Company’s credit facilities was $771,600 for the six months ended June 30, 2010 compared to $683,587 for the same period in 2009.  Additionally, the foreign currency translation loss for the six months ended June 30, 2010 was $92,600 compared to a foreign currency translation gain of $513,700 for the same period of 2009. The fluctuation, which arises from the foreign currency translation of term notes, resulted because the Canadian dollar traded higher in 2010 as compared to the same period of 2009.

Income taxes:  No income taxes were paid and/or owed during the six months ended June 30, 2010 and 2009, which was mainly due to the Company’s losses.

Net Income/Loss:  Net loss for the six months ended June 30, 2010 was $1,066,700 compared to a net loss of $1,603,700 for the same period in 2009. The Company’s operating income was $283,900 for the six months ended June 30, 2010 compared to an operating loss of $857,100 for the same period of 2009. This growth in operating income was primarily the result of the revenue growth.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2010, we had $2,189,692 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy our working capital needs for the next year since we do not anticipate that Laurus will demand repayment of their term notes with us during such period. During the remaining portion of fiscal year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets by improving inventory management and accelerating the collection of accounts receivable.

In addition, we have introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency and also to improve cash flow.  We have also increased our rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, we expect to  see the benefits of our  research and development efforts within the next 12 months as we start to introduce our own line of customized products to the industry. These products and technologies are expected to improve gross margins.  We plan to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities and we have had early stage discussions with investors about potential investment in our company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities amounted to $455,000 for the six months ended June 30, 2010. The changes in operating assets and liabilities resulted in a use of cash of $451,400, which included a $941,500 increase in accounts receivable, a $118,400 decrease in inventory, a $124,700 decrease in prepaid expenses, a $380,644 increase in accounts payable, a $111,900 increase in income tax receivable and a $21,700 decrease in deferred revenue.

Comparison of  the balance sheet as at June 30, 2010 to December 31, 2009

Accounts Receivable

Our accounts receivable increased by approximately $252,200 compared to the balance as at December 31, 2009. Accounts receivable of the Cancable segment were $3,013,100 as at June 30, 2010 compared to $2,959,800 as at December 31, 2009.  Accounts receivable of the AC Technical segment were $1,497,200 as at June 30, 2010 compared to $1,088,800 as at December 31, 2009.  The fluctuation in balance was mainly due to the timing of payments from our customers and the increase in sales.

Inventory

Inventory at June 30, 2010 was $665,700 compared to $789,000 as at December 31, 2009. The inventory of the Cancable segment as at June 30, 2010 was $195,700 compared to $261,200 as at December 31, 2009.   The inventory of AC Technical segment as at June 30, 2010 was $411,500 compared to $440,225 as at December 31, 2009.

Accounts Payable and Accrued Liabilities

Accounts payable decreased by a minimal amount to approximately $4,532,300 as at June 30, 2010 from $4,555,300 as at December 31, 2009.

Net Cash Provided By (Used in) Investing Activities.  Net cash used by investing activities was $29,400 for the six months ended June 30, 2010, compared to net cash provided of $177,300 for the six months ended June 30, 2009. The change was mainly due to a decline in proceeds received from the sale of property and equipment of approximately $196,900 in 2009 compared to approximately $7,600 in 2010.

Net Cash Provided By Financing Activities.  Net cash used in financing activities was $718,200 for the six months ended June 30, 2010 compared to $1,173,500 for the six months ended June 30, 2009. The change mainly arose because we borrowed approximately $76,500 in the current quarter under our line of credit and had net outflows of approximately $98,400 for payments of such indebtedness in 2009.   In addition, our capital lease repayments in the current quarter declined by approximately $142,000 as certain leases have been paid since the first quarter of 2009.

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

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified the following critical accounting estimates: accounts receivable allowances, revenue, inventory,  and financial instruments. See our Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates.

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of June 30, 2010, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits

[Note: If any material contracts were entered into since March 31, 2010, please add them to exhibits list.]

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

Dated:  August 13, 2010