Form 10-Q
period 2010-09-30
CREATIVE VISTAS INC
filed 2010-11-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010
OR
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

At  November 15, 2010, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.                      FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,822,684	$2,441,204
Accounts receivable, net of allowance for doubtful accounts of $185,012 and $213,862	4,197,715	4,292,071
Income tax receivable	174,757	257,142
Inventory and supplies	639,487	789,005
Prepaid expenses	340,436	347,048
Total current assets	8,175,079	8,126,470
Property, plant and equipment, net of depreciation	4,906,234	6,669,553
Deposits	232,557	282,359
Intangible assets	112,487	284,286
Deferred financing costs, net	261,858	384,521
Deferred income taxes	37,093	36,879
	$13,725,308	$15,784,068
Liabilities and Shareholders' (Deficiency)
Current Liabilities
Bank indebtedness	$1,999,016	$1,960,057
Accounts payable and accrued liabilities	4,068,517	4,555,320
Current portion of obligations under capital leases	1,519,647	1,501,106
Deferred income	99,810	84,502
Deferred income taxes	25,858	25,858
Current portion of term notes	8,927,374	1,750,000
Total current liabilities	16,640,222	9,876,843
Term notes	6,863,590	13,913,252
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital leases	2,285,522	3,543,801
Due to related parties	224,145	219,876
	27,513,479	29,053,772
Shareholders' (deficiency)
Share capital
50,000,000 no par value preferred shares authorized; undesignated, none issued or outstanding
100,000,000 no par value common shares authorized:
37,488,714 at September 30, 2010 and 37,488,714 at December 31, 2009 issued and outstanding
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,294,854	14,158,942
Accumulated (deficit)	(33,390,492)	(32,957,115)
Accumulated other comprehensive losses	(1,248,287)	(1,027,285)
	(13,788,171)	(13,269,704)
	$13,725,308	$15,784,068

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
Contract and service revenue
Contract	$1,471,711	$2,039,619	$4,248,529	$4,368,893
Service	9,684,677	9,281,162	26,452,922	25,217,432
Other	587	1,662	2,983	12,117
	11,156,975	11,322,443	30,704,434	29,598,442
Cost of sales (excluding depreciation)
Contract	1,049,019	1,152,944	2,620,893	2,411,632
Service	7,142,072	7,034,600	20,013,012	19,704,627
Project expenses	235,534	229,520	699,421	666,687
Selling expenses	231,315	205,248	701,549	610,888
General and administrative expenses	865,492	1,370,361	3,453,333	4,193,898
Depreciation expense	536,917	657,033	1,720,121	2,028,390
Amortization of intangible assets	57,737	86,515	173,284	253,238
	10,118,086	10,736,221	29,381,613	29,869,360
Income (loss) from operations	1,038,889	586,222	1,322,821	(270,918)
Interest and other expenses (income)
Net financing expenses	559,971	585,668	1,731,743	1,766,402
Amortization of deferred charges	42,988	41,008	129,295	120,537
Foreign currency translation (gain) loss	(197,414)	(760,897)	(104,840)	(1,274,559)
	405,545	(134,221)	1,756,198	612,380
Income (loss) before income taxes	633,344	720,443	(433,377)	(883,298)
Income taxes	-	-	-	-
Net income (loss)	633,344	720,443	(433,377)	(883,298)
Other comprehensive (loss):
Foreign currency translation adjustment	(345,703)	(880,690)	(221,002)	(1,414,943)
Comprehensive income (loss)	$287,641	$(160,247)	$(654,379)	$(2,298,241)
Basic weighted-average shares	37,488,714	37,478,649	37,488,714	37,426,516
Diluted weighted-average shares	43,628,104	44,508,726	37,488,714	37,426,516
Basic earnings (loss) per share	$0.02	$0.02	$(0.01)	$(0.02)
Diluted earnings per share	$0.01	$0.02	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009

Operating activities
Net cash provided by (used in) operating activities	$1,694,037	$(860,282)
Investing activities
Proceeds from sales of property and equipment	11,634	202,455
Purchase of property and equipment	(81,112)	(67,563)
Net cash provided by (used in) investing activities	(69,478)	134,892
Financing activities
Proceeds from (repayment of) bank indebtedness	(2,213)	507,835
Repayment of capital leases	(1,127,010)	(1,324,499)
Repayment of term notes	(75,000)	(212,500)
Net cash (used in) financing activities	(1,204,223)	(1,029,164)
Effect of foreign exchange rate changes on cash	(38,856)	(439,358)
Net change in cash and cash equivalents	381,480	(2,193,912)
Cash and cash equivalents, beginning of period	2,441,204	4,770,337
Cash and cash equivalents, end of period	$2,822,684	$2,576,425

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2010 (Unaudited)

1.           Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2010, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2009 and 2010, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc. All material inter-company accounts, transactions and profits have been eliminated. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2010 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

Reclassifications
Certain amounts from the September 30, 2009 financial statements have been reclassified to conform to the current year’s presentation.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $433,377 for the nine months ended September 30, 2010 and have respective working capital and shareholders' deficits of $8,465,143 and $13,788,171 at September 30, 2010.

We have outstanding term loans aggregating $15,790,964, together with common stock options and warrants, held by Laurus Master Fund, Ltd. (“Laurus”) and its related entities. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of September 30, 2010, there were 14,688,983 shares of common stock of CVAS issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options which were issued to Laurus, and its related entities, Erato Corporation, Valens Offshore Fund, Valens U.S. Fund, LLC and PSource Structured Debt Limited. Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow. The Company has also increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, the Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. Management plans to seek additional capital in the future to fund operations, growth and expansion, including through additional equity or debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us. In either case, the financing could have a negative impact on our financial condition and our shareholders. Despite this, we believe that we have adequate cash and borrowing capability under our credit facilities to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

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

2.           Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the nine months ended September 30, 2010, the amortization of deferred financing cost was approximately $129,295 (2009 - $120,537).

Cost	$1,150,693
Accumulated amortization	(888,835)

$261,858

The estimated amortization expense for each of the next four fiscal years is as follows:

Year	Amount
2010	$43,307
2011	149,554
2012	46,062
2013	22,935
$261,858

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,378,641	$1,266,154	$112,487

Amortization expense for the nine months period ended September 30, 2010 amounted to $173,284 (2009-$253,238). Amortization for the next three years is expected to total approximately $112,487.

4.           Bank Indebtedness

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000 respectively and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts. Interest is payable monthly. The facilities are secured by an assignment of book debts, inventory, certain other assets and life insurance. As at September 30, 2010, the interest rate of the Canadian dollar amount was 4.0% to 5.9%. At September 30, 2010, the borrowings outstanding under both facilities were $1,999,016 and the average borrowing outstanding during the nine months ended September 30, 2010 was $1,979,500. The Company banking facility agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

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

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). The loans are secured by all of the assets of the Company and its subsidiaries. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under a Secured Convertible Term Note, a Secured Convertible Minimum Borrowing Note and a Secured Revolving Note, all dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were cancelled.

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests. Because the options have not been exercised and because Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at September 30, 2010.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest accrued on the term note but was not payable until April 1, 2006. Interest is calculated on the basis of a 360 day year. The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. Through September 30, 2010, the Company has issued warrants to purchase up to 3,888,000 shares of common stock of the Company at prices from $0.05 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to September 1, 2010.

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

Interest on the term notes for the nine months ended September 30, 2010 was $1,170,575 (2009: $1,096,632).

	September 30, 2010	September 30, 2009
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due February 13, 2011	7,287,500	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on February 13, 2011	1,639,874	1,764,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(785,164)	(1,064,603)
	15,790,964	15,636,525
Less: current portion	8,927,374	1,750,000
	$6,863,590	$13,886,525

The principal payments for the next four fiscal years are as follows:

Amount
2010	$437,500
2011	13,638,628
2012	-
2013	1,714,836
$15,790,964

6.           Net Financing Expenses

	Nine months ended September 30,
	2010	2009
Capital leases	$436,453	$475,167
Interest on credit facility	1,170,575	1,096,632
Interest on deferred principal repayment of term note	84,934	155,993
Related parties	39,781	38,610
	$1,731,743	$1,766,402

7.           Note Payable to Related Parties

Notes payable to related parties consists of two notes payable for $750,000 each bearing interest at 3% per annum and having no fixed terms of repayment. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus and they are classified as non-current. The notes are due to Malar Trust Inc. (the Company’s chairman is the shareholder of Malar Trust Inc.).

Interest expense recognized for the nine months period ended September 30, 2010 was $39,781 (2009 - $38,610).

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

At September 30, 2010, options to purchase 1,605,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of September 30, 2010, there was $28,275 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.29 years. At September 30, 2010, 1,387,500 options were vested. The cost recognized for the nine months period ended September 30, 2010 was $50,900 (2009: $10,813) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used

2010
Expected volatility	140%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	1.35% - 1.82%

A summary of option activity under the Plan during the year ended December 31, 2009 and the nine months ended September 30, 2010 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2008	2,939,000	$1.22	4.75	-
Granted	500,000	$0.70	4.23	-
Exercised	-	-	-	-
Forfeited or expired	(1,434,000)	$2.07	2.69	-
Outstanding at December 31, 2009	2,005,000	$0.65	2.03	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(400,000)	$0.63	1.22	-
Outstanding at September 30, 2010	1,605,000	$0.65	1.29	-

Exercisable at September 30, 2010	1,387,500	$0.65	0.93	-

As of September 30, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.05 closing stock price of the common stock on September 30, 2010, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of September 30, 2010.

Since there were no options exercised during the year ended December 31, 2009 or the nine months ended September 30, 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the nine months ended September 30, 2010 and the year ended December 31, 2009 was approximately $0 (none were granted in 2010) and $120,153, respectively.

The following table summarizes information about fixed price stock options at September 30, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	1,495,000	1.28	$0.63	1,307,500	$0.63
$0.90	100,000	1.42	$0.90	75,000	$0.90
$1.12	10,000	2.73	$1.12	5,000	$1.12
	1,605,000			1,387,500

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the nine months ended September 30, 2010, in connection with financing, the Company issued warrants to purchase 972,000 shares of common stock. The fair value of the warrants of $84,934 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.08% to 2.20%, expected dividend yield of 0%, volatility of 140% to 150%, exercise prices of $0.05 to $0.12 and the life of the warrants 4 years.

As of September 30, 2010, we had the following common stock warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
04-01-2010	04-01-2014	108,000	$0.09	$8,461	Financing
05-01-2010	05-01-2014	108,000	$0.07	$8,457	Financing
06-01-2010	06-01-2014	108,000	$0.07	$6,572	Financing
07-01-2010	07-01-2014	108,000	$0.07	$6,566	Financing
08-01-2010	08-01-2014	108,000	$0.07	$6,562	Financing
09-01-2010	09-01-2014	108,000	$0.05	$4,615	Financing
		14,688,983

9.           Major Customers

During the nine months ended September 30, 2010, the Company derived 64.7% (2009:56.1%) of its revenue from two customers. The accounts receivable from these customers comprise 48.9% (2009: 43.2%) of the total trade receivable.

10.        Segment Information

We determine and disclose our segments using a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

Cancable

Cancable Inc. and its wholly owned subsidiaries XL Digital Services, Inc. and 2141306 Ontario Inc are Canadian based entities. Cancable, Inc. is a US based entity which is also the wholly owned subsidiary of Cancable Inc. (collectively, “Cancable”). Cancable is in the business of providing deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable service offerings such as network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. Cancable’s clients rely on Cancable’s knowledge and expertise to rapidly deploy the latest technologies to support advanced cable services, cable broadband Internet access and DSL. Services provisioned include new installations, reconnections, disconnections, service upgrades and downgrades, inbound technical call center sales and trouble resolution for cable Internet subscribers, and network servicing for broadband video, data, and voice services for residential, business, and commercial marketplaces.

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

	September 30, 2010	September, 2009
Sales:
Cancable	$25,326,425	$24,038,095
AC Technical	5,330,092	5,381,474
Iview	45,961	77,713
Creative Vistas, Inc.	1,956	101,160
Consolidated Total	$30,704,434	$29,598,442
Depreciation and amortization:
Cancable	$1,658,529	$1,975,213
AC Technical	31,336	26,616
Iview	30,256	26,561
Consolidated Total	$1,720,121	$2,028,390
Net Financing expense:
Cancable	$1,140,384	$1,091,242
Iview	79,801	93,392
AC Acquisition	39,780	38,610
Creative Vistas, Inc.	471,178	543,158
Consolidated Total	$1,731,743	$1,766,402
Net Income (Loss):
Cancable	$(39,621)	$(926,396)
AC Technical	287,846	477,042
Iview	(79,864)	(26,739)
AC Acquisition	(39,780)	(38,610)
Corporate (1)	(561,958)	(368,595)
Consolidated Total	$(433,377)	$(883,298)
Total Assets
Cancable	$8,630,873	$11,778,753
AC Technical	3,116,884	3,320,309
Iview	823,509	893,422
Creative Vistas, Inc.	1,154,042	1,964,068
Consolidated Total	$13,725,308	$17,956,552
Property, plant and equipment
Cancable	$4,117,570	$6,310,494
AC Technical	756,848	763,066
Iview	31,816	69,346
Consolidated Total	$4,906,234	$7,142,906
Property, Plant and Equipment Expenditures
Cancable	$74,738	$43,398
AC Technical	6,374	19,759
Iview	-	4,406
Consolidated Total	$81,112	$67,563

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	September 30, 2010	September 30, 2009
Contract	$4,248,529	$4,368,893
Service	26,452,922	25,217,432
Others	2,983	12,117
Total sales to external customers	$30,704,434	$29,598,442

For the nine months ended September 30, 2010, revenue generated by the Company in Canada and the United States was $25,870,130 (2009:$24,169,306) and $4,834,304 (2009: $5,429,136), respectively.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto, each included elsewhere in this report.  The following discussion contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those discussed therein.  Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of our operations and our ability to operate profitably a number of new projects.  Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Results of Operations
Comparison of Three Month Period Ended September 30, 2010
to Three Month Period Ended September 30, 2009

For purposes of the following section, we compared the three month period ended September 30, 2010 to the comparable period in 2009.

Sales:  Sales for the three months ended September 30, 2010 decreased 1.5% to $11,157,000 from $11,322,400 for the three months ended September 30, 2009.  The decrease in revenue was primarily due to the decrease in contract revenue of the AC Technical Segment to $1,471,700 for the three month period ended September 30, 2010 from $2,039,600 for the corresponding period in 2009.  The decrease was offset by the increase in service revenue of the Cancable Segment to $9,393,300 for the three month period ended September 30, 2010 from $8,889,600 for the corresponding period in 2009.

(a)           Cancable Segment – This segment includes, but is not limited to, Cancable Inc., XL Digital Services, Inc. and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The services offered by the Cancable Group (e.g. network deployment, IT integration, and support services) enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $9,393,300 for the three months ended September 30, 2010, compared to $8,889,600 for same period in 2009, representing an increase of $503,700 or 5.7%. The increase in revenue was primarily related to the increase in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended September 30, 2010 was $6,441,900 or 68.6% of total Cancable revenue compared to $5,371,300 or 60.4% for same period in 2009. Total revenue generated in the United States for the three months ended September 30, 2010 was $1,776,459 compared to $1,702,800 for same period in 2009.

(b)           AC Technical segment - Total revenue of the AC Technical segment was $1,753,500 for the three months ended September 30, 2010 compared to $2,401,900 for the corresponding period in 2009. The decrease in revenue primarily resulted from the decrease in contract revenue to $1,471,700 for the three months ended September 30, 2010 compared to $2,039,600 for same period in 2009.  The service revenue was $291,400 for the three months ended September 30, 2010, compared to $391,500 for same period in 2009.

Cost of sales:  Cost of sales for the three months ended September 30, 2010 was $8,191,100 or 73.4% of revenues compared to $8,187,500 or 72.3% of revenues for same period in 2009.

(a)           Cancable Segment – Cost of sales of this segment were $7,016,100 for the three months ended September 30, 2010, compared to $6,920,200 for corresponding period in 2009, representing an increase of $95,900 or 1.4%. The balance is comprised principally of labor expenses of $5,525,600, vehicle expenses of $617,800 and material cost of $408,700.  For the three months ended September 30, 2009, cost of sales was comprised principally of labor expenses of $5,390,900, vehicle expenses of $504,200 and material cost of $516,700. The increase in cost of sales was primarily due to the increase in revenue.

(b)           AC Technical Segment – Cost of sales of this segment were $1,155,700. The material cost was $794,600 or 45.3% of the AC Technical revenue for the three months ended September 30, 2010 compared to $873,200 or 36.4% of revenues in the same period of fiscal 2009. The increase in percentage of material costs was primarily a result of some contracts needing more material needs. The dollar decrease is primarily attributable to the decrease in revenue. On the other hand, the labor and subcontractor cost increased to $344,900 or 19.7% of AC Technical revenues for the three months ended September 30, 2010 compared to $347,000 or 14.4% of AC Technical revenues for the corresponding period of fiscal 2009.  The decrease in labor and subcontractor cost resulted primarily from the decrease in revenue.

Project expenses: Project expenses increased to $235,500 or 2.1% of revenue for the three months ended September 30, 2010, compared to $229,500 or 2.0% for the same period in 2009. These expenses were mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $153,700 in the third quarter of fiscal 2010 compared to $146,900 for the same period of fiscal 2009 with no material fluctuation. In addition, automobile and travel expenses increased to $57,300 for the three months ended September 30, 2010 compared to $55,800 for the same period of fiscal 2009. There was no material fluctuation in automobile and travel expenses.

Selling expenses: Selling expenses were $231,300 or 2.1% of revenues for the third quarter of fiscal 2010 compared to $205,200 or 1.8% of revenues for the same period in 2009.  Selling expenses were mainly related to the AC Technical segment.  The balance for the three months ended September 30, 2010 is mainly comprised of salaries and commission to salespersons of $102,700 (compared to $102,300 for the same period of fiscal 2009) and advertising, promotion and trade show expenses of $39,900 in the third quarter of fiscal 2010 compared to $17,600 for the same period of fiscal 2009.

General and administrative expenses: General and administrative expenses were $865,500 or 7.8% of revenues for the third quarter of fiscal 2010 compared to $1,370,400 or 12.1% for the same period in 2009. The balance for the three months ended September 30, 2010 included $198,300 of professional fees related to the preparation of the quarterly reports and other corporate matters compared to $123,800 for the same period in 2009. Investor relations expenses were $30,000 for third quarter of fiscal 2009 and the Company had no such expense for the third quarter of fiscal 2010. Salaries and benefits to administrative staff were $532,800 for the third quarter of fiscal 2010 compared to $784,700 for the corresponding period of 2009. The decrease in general and administrative expenses was primarily the result of cost reduction initiatives.

Depreciation: Total depreciation of property plant and equipment was $536,900 for the third quarter of fiscal 2010 compared to $657,000 for the same period in 2009.  The decrease in the balance was primarily due to the disposals of property, plant and equipment in 2009.

Amortization of intangible assets: Amortization of customer relationships and trade name was $57,700 for the three months ended September 30, 2010 compared to $86,500 for the same period of fiscal 2009.  The decrease was mainly due to the trade name related to the acquisition in 2006 and 2007 being fully amortized.

Interest and other expenses (income):  Interest and other expenses for the three months ended September 30, 2010 were $405,500 or 3.6% of revenues compared to interest and other income of $134,200 or 1.2% of revenues for the same period in 2009. The balance for the three months ended September 30, 2010 was primarily comprised of net financing expenses of $560,000 or 5.0% of revenues compared to $585,700 or 5.2% of revenues for the same period of 2009.  The interest due with respect to the Company’s credit facilities was $398,900 for the three months ended September 30, 2010 compared to $376,300 for the same period in 2009.  Additionally, the foreign currency translation gain for the quarter ended September 30, 2010 was $197,400 compared to a foreign currency translation gain of $760,900 for the same period of 2009. The fluctuation, which was related to foreign currency translation of term notes, resulted because the Canadian dollar traded higher than the U.S. dollar in the three months ended September 30, 2010 as compared to the same period of 2009.

Income taxes:  No income taxes were paid and/or owed during the three months ended September 30, 2010 and 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all of our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Income/Loss:  Net income for the third quarter of fiscal 2010 was $633,300 compared to a net income of $720,400 for the same period in 2009. The Company’s operating income was $1,038,900 for the three months ended September 30, 2010 compared to $586,200 for the corresponding period of 2009.  The increase in operating income for the third quarter of fiscal 2010 was primarily attributable to the result of cost reduction initiatives.

Results of Operations
Comparison of Nine Month Period Ended September 30, 2010
to Period Ended September 30, 2009

For purposes of the following section, we compared the nine months ended September 30, 2010 to the corresponding period in 2009.

Sales:  Sales for the nine month period ended 2010 increased 3.7% to $30,704,400 from $29,598,400 for the nine month period ended 2009.  The increase in revenue was driven predominately by the continued growth in service revenue of the Cancable segment to $25,326,400 for the nine month period ended 2010 from $24,038,100 for the same period in 2009.

(a)           Cancable Segment – This segment includes, but is not limited to, Cancable Inc., XL Digital Service, Inc. and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is providing the deployment and servicing of broadband technologies in both residential and commercial markets.  The services offered by the Cancable Group (e.g.  network deployment, IT integration and support services) enable companies in the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $25,326,400 for the nine months ended September 30, 2010, compared to $24,038,100 for same period in 2009. The increase in revenue was primarily due to the increase in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the nine months ended September 30, 2010 was $16,774,200 or 66.2% of total Cancable Group’s revenue compared to $13,571,900 or 56.5% of total Cancable Group’s revenue for same period in 2009. The increase in revenue was attributable to growth in our business and exchange rate fluctuations. The increase in revenue from Rogers Cable Inc. was offset with the decrease in revenue generated in the United States. Total revenue generated in the United States for the nine months ended September 30, 2010 was $4,834,300 compared to $5,429,100 for same period in 2009.

(b)           AC Technical segment - Total revenue of the AC Technical segment was $5,330,100 for the nine months ended September 30, 2010 compared to $5,381,500 for the corresponding period in 2009. The decrease in revenue was mainly due to the decrease in contract revenue which was $4,248,500 for the nine months ended September 30, 2010 compared to $4,368,900 for same period in 2009.  The service revenue was $1,114,400 for the nine months ended September 30, 2010, compared to $1,018,500 for same period in 2009.

Cost of sales:  Cost of sales for the nine months ended September 30, 2010 was $22,633,900 or 73.7% of revenues compared to $22,116,300 or 74.7% of revenues for same period in 2009.

(a)           Cancable segment – Cost of sales of this segment was $19,593,900 or 77.3% of Cancable Group’s revenue for the nine months ended September 30, 2010 compared to $19,312,500 or 80.3% of Cancable Group’s revenue for the nine months ended September 30, 2009. Cost of sales is comprised principally of labor expenses of $15,279,700, vehicle expenses of $1,675,700 and material cost of $1,249,000. For the nine months ended September 30, 2009, cost of sales was comprised principally of labor expenses of $14,928,300, vehicle expenses of $1,431,800 and material cost of $1,427,200.

(b) AC Technical segment – Direct expenses of this segment were $2,953,622. The material cost was $1,739,300 or 32.6% of the AC Technical revenue for the nine months ended September 30, 2010 compared to $1,752,100 or 32.6% of revenues in the same period of fiscal 2009. The decrease in material costs was primarily a result of the decrease in revenue. On the other hand, labor and subcontractor cost increased to $1,177,400 or 22.1% of AC Technical revenues for the nine months ended September 30, 2010 compared to $944,000 or 17.5% of AC Technical revenues for the same period of fiscal 2009.  The increase in labor and subcontractor cost was mainly due to some contracts requiring more labor hours.

Project expenses: Project expenses increased to $699,400 or 2.3% of revenue for the nine months ended September 30, 2010, compared to $666,700 or 2.3% of revenue for the same period in 2009. These expenses were mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $460,200 in the nine months ended September 30, 2010 compared to $437,300 for the same period of fiscal 2009 with no material change. Automobile and travel expenses increased to $176,200 for the nine months ended September 30, 2010 compared to $159,400 for the same period of fiscal 2009. There was no material change in the percentage of revenue for automobile and travel expenses.

Selling expenses: Selling expenses were $701,500 or 2.3% of revenues for the nine months ended September 30, 2010 compared to $610,900 or 2.1% of revenues for the same period in 2009. Selling expenses were mainly related to AC Technical segment.  The balance for the nine months ended September 30, 2010 is mainly comprised of salaries and commissions to salespersons of $298,900 (compared to $298,200 for the same period of fiscal 2009), and  advertising, promotion and trade show expenses of $136,100 (compared to $70,200 for the same period of fiscal 2009).

General and administrative expenses: General and administrative expenses were $3,453,300 or 11.2% of revenues for the nine months ended September 30, 2010 compared to $4,193,900 or 14.2% for the same period in 2009. The balance for the nine months ended September 30, 2010 included $461,700 of professional fees related to the preparation of quarterly reports and other corporate matters compared to $396,600 for the same period in 2009. Investor relations expenses were $50,000 for the nine months ended September 30, 2010 compared to $120,000 for the same period of fiscal 2009. Salaries and benefits to administrative staff were $1,652,200 for the nine months ended September 30, 2010 compared to $2,015,500 for the corresponding period of 2009. The decrease in general and administrative expenses was primarily the result of cost reduction initiatives.

Depreciation: Total depreciation of property plant and equipment was $1,720,100 for the nine months ended September 30, 2010 compared to $2,028,400 for the same period in 2009.   The decrease in the balance was primarily due to the disposals in 2009.

Amortization of intangible assets: Amortization of customer relationships and trade name was $173,300 for the nine months ended September 30, 2010 compared to $253,200 for the same period of fiscal 2009.  The decrease was mainly due to the trade name acquired in 2006 and 2007 being fully amortized.

Interest and other expenses (income):  Interest and net other expenses for the nine months ended September 30, 2010 were $1,756,200 or 5.7% of revenues compared to $612,400 or 2.1% of revenues for the same period in 2009. The balance for the nine months ended September 30, 2010 was primarily comprised of net financing expenses which decreased to $1,731,800 or 5.6% of revenues compared to $1,766,400 or 6.0% of revenues for the same period of 2009.  The interest due with respect to the Company’s credit facilities was $1,170,600 for the nine months ended September 30, 2010 compared to $1,096,600 for the same period in 2009.  Additionally, the foreign currency translation gain for the nine months ended September 30, 2010 was $104,800 compared to a foreign currency translation gain of $1,274,600 for the same period of 2009. The fluctuation, which was related to foreign currency translation of term notes, resulted because the Canadian dollar traded higher than the U.S. dollar in the nine months ended September 30, 2010 as compared to the same period of 2009.

Income taxes:  No income taxes were paid and/or owed during the nine months ended September 30, 2010 and 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all of our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Income/Loss:  Net loss for the nine months ended September 30, 2010 was $433,400 compared to a net loss of $883,300 for the same period in 2009. The Company’s operating income was $1,322,800 for the nine months ended September 30, 2010 compared to an operating loss of $270,900 for the same period of 2009. This growth in operating income was primarily the result of cost reduction initiatives.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2010, we had $2,822,684 in cash. We believe that cash from operations and our credit facilities with our banks will continue to be adequate to satisfy our working capital needs for the next year as we do not expect Laurus to demand acceleration of their loans. During the remaining portion of fiscal year 2010, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets by improving inventory management and accelerating the collection of accounts receivable.

In addition, we have introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency and also to improve cash flow.  We have also increased our rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, we expect to realize additional benefits from our research and development efforts within the next 12 months as we start to introduce our own line of customized products to the industry. These products and technologies are expected to improve gross margins.  We plan to seek additional capital in the future to fund operations, growth and expansion including through additional equity or debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities amounted to $1,694.000 for the nine months ended September 30, 2010. The changes in operating assets and liabilities resulted in a use of cash of $451,400, which included a $722,000 increase in accounts receivable, a $163,500 decrease in inventory, a $60,200 decrease in prepaid expenses, a $71,000 decrease in accounts payable, a $86,200 decrease in income tax receivable and a $13,300 increase in deferred revenue.

Comparison of  the balance sheet as at September 30, 2010 to December 31, 2009

Accounts Receivable

Our accounts receivable decreased by approximately $94,400 compared to the balance as at December 31, 2009. Accounts receivable of the Cancable segment was $3,026,100 as at September 30, 2010 compared to $2,959,800 as at December 31, 2009.  Accounts receivable of the AC Technical segment was $1,150,400 as at September 30, 2010 compared to $1,088,800 as at December 31, 2009.  The fluctuation in balance was mainly due to the timing of payments from our customers.

Inventory

Inventory at September 30, 2010 was $639,500 compared to $789,000 as at December 31, 2009. The inventory of the Cancable segment as at September 30, 2010 was $218,400 compared to $261,200 as at December 31, 2009.   The inventory of the AC Technical segment as at September 30, 2010 was $380,300 compared to $440,225 as at December 31, 2009.

Accounts Payable and Accrued Liabilities

Accounts payable decreased by a minor amount to approximately $4,068,500 as at September 30, 2010 from $4,555,300 as at December 31, 2009.

Deferred Income

Deferred income increased to $99,800 as at September 30, 2010 compared to $84,500 as at December 31, 2009. Deferred income primarily relates to payments associated with contracts in which revenue is recognized on a percentage of completion basis.

Net Cash Provided By (Used in) Investing Activities.  Net cash used in investing activities was $69,500 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of $134,900 for the nine months ended September 30, 2009. The change was mainly due to a decline in proceeds received from the sale of property and equipment of approximately $202,500 in 2009 compared to approximately $11,600 in 2010.

Net Cash Provided By Financing Activities. Net cash used in financing activities was $1,204,200 for the nine months ended September 30, 2010 compared to $1,029,200 for the nine months ended September 30, 2009. The change was mainly because we borrowed approximately $507,800 during the nine months ended September 30, 2009 under our line of credit and had net outflows of approximately $2,200 for payments of such indebtedness in 2010. In addition, our capital lease repayments during the nine months ended September 30, 2010 declined by approximately $197,500 as payments under certain leases were completed by the end of the first quarter of 2009.

Recent Accounting Pronouncements – The following Accounting Standards Codification Updates have been issued by the Financial Accounting Standards Board (“FASB”), or became effective, since the beginning of the current period covered by these financial statements:

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

To the extent appropriate, the guidance in the above “Accounting Standards Codification Updates” are already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

There were no other accounting standards and interpretations recently issued by the FASB, which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of September 30, 2010, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 15, 2010