Form 10-K
period 2010-03-31
CREATIVE VISTAS INC
filed 2011-03-31
CIK 1113524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):     Yes ☒ No☐

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes             ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $629,798  (8,991,121 Shares at $0.07).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No☐

At March 31, 2011, the number of shares outstanding of the registrant’s common stock, no par value (the only class of common stock), was 37,488,714.

Forward-Looking Statements

Certain statements within this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Creative Vistas, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our customer concentration, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others.  If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us.  These and other risks are detailed in this Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission.  Creative Vistas, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.	Business

Corporate Background and Overview

Creative Vistas, Inc. was incorporated in the state of Arizona on July 18, 1983.  We are a leading provider of security-related technologies and systems. We also provide the deployment of broadband services to the commercial and residential market.  We primarily operate through our subsidiaries AC Technical Systems Ltd. (“AC Technical Systems”) and Iview Digital Video Solutions Inc. (“Iview DVSI”), to provide integrated electronic security-related technologies and systems.  AC Technical Systems is responsible for all of our revenues in the security sector for 2010.  It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.  Iview DVSI is responsible for providing video surveillance products and technologies to the market.

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

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada.  We may receive grants and tax credits for projects and product development if they qualify for the program.  Our product development department develops new products and also enhances existing products.  We have the capability to build various forms of hardware and software modules.  Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products.  This is one of the differentiating factors between our competitors and us.  Our research and development expenses were approximately $860,000 in fiscal year 2010 and $590,000 in fiscal year 2009.  Expenses include engineering salaries, costs of development tools and equipment.  None of the expenses were borne directly by customers.

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

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations.  For the years ended December 31, 2010 and December 31, 2009, our revenue from such service and maintenance activities was $1,409,400 and $1,471,500 respectively, and is included in service revenue in the accompanying consolidated statements of operations and comprehensive (loss).

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

Backlog

Our backlog consists of written purchase orders and contract, we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months.  All of these orders and contracts are subject to cancellation at any time.  As of December 31, 2010, our backlog was approximately $2,000,000.

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

Employees

As of December 31, 2010, Cancable has a staff of over 400 employees and A.C. Technical Systems has a staff of 47 employees.

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

Key Client Relationships

Cancable has three main customer relationships, Rogers Cable Inc., Time Warner Entertainment, and Cogeco Cable.  Rogers Cable Inc. is the most significant.

Rogers Cable Inc.

Rogers Cable Inc. is Cancable Group’s largest customer employing more than 280 of our field technicians as of December 2010.  In addition to its in-house capability, Rogers currently utilizes eight contractors to manage its cable TV activity.  This number is down from 22 contractors three years ago.  Over the past two years, as a result of the vendor consolidation and its top rated performance, Cancable Group has emerged as Rogers’ primary contractor in Ontario with more than a 25% share of completed work orders.

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

Cancable Group, one of our major subsidiaries, relies on certain large clients for a significant portion of our revenues

Cancable Group currently derives a significant portion of its revenues from a limited number of clients.  For the fiscal year ended December 31, 2010, Rogers Cable TV Limited accounted for approximately 68.5% of Cancable’s revenues.  The services required by any one client can be limited by a number of factors, including industry consolidation, technological developments, economic slowdown and internal budget constraints.  Cancable Group’s clients are not obligated to purchase additional services and most of Cancable’s contracts are cancelable on short notice.  As a result of these factors, the volume of work performed for specific clients is likely to vary from period to period and a major client in one period may not use Cancable’s services to the same degree in a subsequent period.  A temporary or permanent loss of any of Cancable’s key clients could seriously harm its business.  If any cancelled contracts were not replaced with contracts from other clients, Cancable’s revenues might decrease and its profitability could be adversely affected.

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

As of December 31, 2010, there were 15,212,983 shares of common stock issuable upon the exercise of warrants and 1,729,155 shares issuable upon the exercise of options. If all these warrants and options were exercised by the holders, this will result in a dilution in shareholders’ percentage holdings by approximately 30%. Included in the balance were 1,600,000 shares related to the Employee Stock Options (see Note 13 in the Financial Statements). Also, included in the balance, 15,012,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options issued to Laurus Master Fund, Ltd and its related entities, Erato Corporation, Valens Offshore Fund and  Valens U.S. Fund, LLC and PSource Structured Debt Limited (“Laurus”).  Additionally, there were 49 shares of common stock of Cancable issuable upon the exercise of options and 20 shares of common stock of Iview issuable upon the exercise of options to Laurus and its related entities. While these securities are outstanding, the holders will have the opportunity to profit from a rise in the price of our securities with a resulting dilution (upon exercise or conversion) in the value of the interests of our other security holders. Our ability to obtain additional financing during the period these convertible securities are outstanding may be adversely affected and their existence may have a negative effect on the price of our securities. We may be obligated to issue additional shares in payment of accrued interest on our term notes as a result of adjustments to the conversion or exercise prices of our convertible securities. Additional shares of our common stock may be issued if additional amounts are funded under our existing financing arrangements with Laurus or if we obtain additional financings in the future. The happening of certain events such as stock splits, reverse stock splits, stock dividends or conversion price would trigger an adjustment in the exercise or conversion price (as applicable). The adjustment would be based upon a weighted average formula in the case of below exercise or conversion price issuances. The adjustment will depend on the number of shares issued and the difference between the issuance price and the then effective exercise or conversion price. Since no such transactions are currently contemplated, it is not presently possible to quantify possible future adjustments. The holders of these securities are likely to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable to us than those of the outstanding warrants and options.

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

Exchange rate fluctuations may have adverse effects on our revenues

A significant portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences to you. Our annual debt service requirements related to payments of principal on the net balance of our term notes ($16,551,128 at December 31, 2010) are $14,051,128 and $2,500,000 in 2011 and 2013 respectively. In addition, interest on the notes is payable on a monthly basis. We also have a series of other notes payable totaling $1,500,000 as of December 31, 2010. The $1,500,000 promissory note included in other notes payable, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term.  The term notes are secured by substantially all of our assets.  Interest on term notes are settled in cash. We do not currently have the ability to repay the notes in the event of a demand by the holder; accordingly, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt.  In any liquidation of us, the holders of our debt (including The Malar Trust), and in all likelihood our unsecured creditors would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

There is no active trading market in our securities

Effective February 23, 2011, our common stock became ineligible for quotation on the OTC Bulletin Board due to quoting inactivity pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended.  The Company’s common stock has been moved to OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). OTC Link is an electronic quotation system that displays quotes from broker dealers for many over-the-counter securities.  Although, our common stock is quoted on OTC Link, there is no active trading in the stock. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of our stock may be highly volatile.

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

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, such as by Laurus exercising its rights under the Share Pledge Agreement, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2010, this extra 21.5% totaled approximately $200,000.

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

Not applicable – None.

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

By Notice of Application issued in the Federal Court of Appeal on September 17, 2010 by our Subsidiary, XL Digital Services Inc. ("XL Digital"), as applicant against Communications, Energy and Paperworkers Union of Canada ("CEP") as respondent, XL Digital has applied to the Federal Court of Appeal for judicial review of the decision of the Canada Industrial Relations Board (the "Board") dated August 23, 2010 wherein the Board concluded that it had jurisdiction over XL Digital, and found CEP to be a trade union within the meaning of the Canada Labour Code, and certified CEP to be the bargaining agent for all employees of XL Digital working in and out of its London, Ontario office.

The application for judicial review will be heard by the Federal Court of Appeal on Wednesday, May 18, 2011.

If the application for judicial review is successful then costs of the application will likely be awarded in favour of XL Digital.

If the application for judicial review is dismissed by the Court then costs of the application will likely be awarded in favour of CEP against XL Digital.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted at the present time on the Pink Sheets website (www.pinksheets.com) under the symbol “CVAS” (prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board).The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule.  See “Risk Factors—Penny Stock.”  The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board, as reported by Pink Sheets LLC, for the periods indicated.  These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price

March 31, 2009	$0.08	$0.30
June 30, 2009	$0.08	$0.16
September 30, 2009	$0.08	$0.20
December 31, 2009	$0.06	$0.18
March 31, 2010	$0.07	$0.11
June 30, 2010	$0.07	$0.09
September 30, 2010	$0.07	$0.01
December 31, 2010	$0.00	$0.00

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

As of March 14, 2011 there were 264 holders of our Common Stock.  We have 37,488,714 outstanding shares of Common Stock.

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

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenue:  Sales were $39,866,500 for the year ended December 31, 2010, compared to $39,768,800 in 2009, representing an increase of 0.2%. The increase in revenue was mainly due to the increase in the service revenue of Cancable Segment to $32,715,300 for Fiscal Year 2010 from $32,380,000 for Fiscal Year 2009.

 (a) Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $32,715,300 in 2010 as compared to $32,380,000 in 2009. The increase in revenue was primarily the result of an increase in revenue generated from our customer Rogers Cable Inc. The growth in revenue was offset by the decline in revenue in the United States. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for Fiscal Year 2010 was $22,406,500 or 68.5% of total Cancable revenue compared to $18,759,800 or 57.9% for Fiscal Year 2009. Last year revenue was lower mainly due to the exchange rate fluctuations as well as the weakened economy. Total revenue generated in the United States for the year ended December 31, 2010 was $5,790,500 compared to $6,936,400 for the year ended December 31, 2009. The decline in revenue was mainly due to the decrease in revenue generated from one of our customers to $1,811,700 for the year ended December 31, 2010 compared to $3,050,200 for the year ended December 31, 2009. (b) AC Technical segment - Total revenue of AC Technical segment was $7,090,100 for the year ended December 31, 2010 compared to $7,145,800 in 2009, with no material fluctuation.  All revenue generated from AC Technical Segment was in Canadian dollars.  Contract revenue was $5,626,300 for Fiscal Year 2010 compared to $5,812,700 for Fiscal Year 2009.  The service revenue was $1,463,800 for the year ended December 31, 2010, compared to $1,333,100 in 2009.

Direct Expenses (excluding depreciation):  Direct expenses were $29,431,200 or 73.8% of revenues for the year ended December 31, 2010, compared to $29,913,900 or 75.2% of revenues for the same period in 2009. The year-over-year decrease in direct expenses  was mainly due to  the cost reduction program introduced in2010.

(a) Cancable segment – Direct expenses of this segment were $25,501,600 for the year ended December 31, 2010, compared to $26,206,900 in 2009. The direct expenses in 2010 comprised principally of labor expenses $19,914,000, vehicle expenses $2,251,400 and material cost $1,560,400.  The direct expenses in 2009 comprised principally of labor expenses $20,256,900, vehicle expenses $1,998,700 and material cost $1,850,300.  The direct expenses in 2009 were higher which was driven predominantly by the initial training and set up cost of developing the business.

(b) AC Technical segment – Direct expenses of this segment were $3,840,700 in 2010, compared to $3,618,000 in 2009. The material cost was $2,300,500 or 32.4% of the AC Technical revenue for the year ended December 31, 2010 compared to $2,198,500 or 30.8% of revenues in the same period of fiscal 2009. Labor and subcontractor cost increased to $1,484,500 or 20.9% of AC Technical revenues for Fiscal Year 2010 compared to $1,355,100 or 18.9% of AC Technical revenues for fiscal 2009.  The increase in direct expenses was mainly due to more labor and material required in connection with the increased contract revenue.

Project cost: Project cost was decreased to $983,300 or 2.5% of revenue for the year ended December 31, 2010, compared to $894,400 or 2.2% for the same period in 2009. Project cost was mainly related to the AC Technical segment.  The balance mainly includes the salaries and benefits of indirect staff amounting to $620,800 in Fiscal Year 2010 compared to $589,800 for Fiscal Year 2009.  The increase was mostly due to the increase in the number of indirect staff. Automobile and travel expenses increased to $275,400 for Fiscal Year 2010 compared to $215,500 for Fiscal Year 2009 due to more travel by our staff this year.

Selling expense: Selling expense was $911,500 or 2.3% of revenues for the year ended December 31, 2010 compared to $905,600 or 2.3% of revenues for the same period in 2009. Selling expenses were mainly related to AC Technical segment.  Salaries and commission to salespersons for Fiscal Year 2010 was $396,300 compared to $432,900 for Fiscal Year 2009. The decrease was mainly due to the decrease in revenue on which commissions are based. The advertising and promotion and trade show expenses were $159,200 in Fiscal Year 2010 compared to $134,800 for Fiscal Year 2009.

General and administrative expenses: General and administrative expenses were $4,746,140 or 11.9% of revenues for the year ended December 31, 2010 compared to $5,571,000 or 14.0% for the same period in 2009. The balance for Fiscal Year 2010 is mainly comprised of $610,600 of professional fees related to preparation of the quarterly reports and other corporate matters compared to $473,800 for the same period in 2009. In addition, investor relations expenses amounted to $50,000 for Fiscal Year 2010 compared to $150,000 for Fiscal Year 2009.  Total salaries and benefits to administrative staff were $2,149,300 for Fiscal Year 2010 compared to $2,242,600 for Fiscal Year 2009. The year-over-year decrease in general and administration expenses primarily reflected a focused cost reduction program across the Company.

Depreciation: Total depreciation of property plant and equipment was $2,225,600 for the year ended December 31, 2010 compared to $2,643,100 for the same period in 2009.  The decrease in balance was primarily due to the disposal of capital assets incurred in 2009 in the amount of $300,000 and certain capital assets acquired in 2006 and 2007 was fully amortized during the year.

Amortization of Intangible Assets: Amortization of customer relationships and trade name was $231,200 for the year ended December 31, 2010, compared to $341,100 in 2009.

Interest and other Expenses:  Interest and net other expenses for the year ended December 31, 2010 were $2,019,200 or 5.1% of revenues compared to net expenses of $1,098,800 or 2.8% of revenues for the same period in 2009. The balance for the current period is primarily comprised of the amortization of deferred charges amounting to $173,400 compared to $163,000 for Fiscal Year 2009.  Additionally, net financing expenses decreased to $2,287,900 or 5.7% of revenues in 2010 compared to $2,382,800 or 6.0% of revenues for Fiscal Year 2009.  The interest due with respect to the Company’s credit facility was $1,574,100 for the year ended December 31, 2010 compared to $1,488,400 for the same period in 2009.  Additionally, the unrealized foreign currency translation gain was $442,100 in 2010, compared to foreign currency translation gain of $1,447,100 for Fiscal Year 2009. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar traded higher than the U.S. dollar as at December 31, 2010 as compared to the same period of 2009.

Income taxes:  No income taxes were paid and/or owed during the year ended December 31, 2010 and 2009, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Income/Loss:  Net loss for the year ended December 31, 2010 was $681,800 compared to net loss of $1,599,200 for the same period in 2009. The Company’s operating income was $1,337,400 for the year ended December 31, 2010 compared to operating loss of $500,400 for the year ended December 31, 2009.  The year-over-year increase in operating income primarily reflected a focused cost reduction program across the Company and an increase in revenue.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2010, we had $2,030,707 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the loans extended to the Company.  We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

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

Net Cash Used in Operating Activities.  Net cash used by operating activities amounted to $2,832,700 for Fiscal Year 2010. The changes in operating assets and liabilities resulted in net cash provided of $831,400, which included a $919,600 decrease in accounts receivable, a $131,600 decrease in inventory, a $42,000 decrease in prepaid expenses, a $370,300 increase in accounts payable, a $87,400 decrease in income taxes recoverable and a $21,100 decrease in deferred revenue.

Comparative balance sheet as at December 31, 2010 to December 31, 2009

Accounts Receivable

Our accounts receivable decreased to $3,039,700 as of December 31, 2010 from $4,292,100 as of December 31, 2009.  Accounts receivable of Cancable as at December 31, 2010 was $1,909,800 compared to $2,959,800 as at December 31, 2009.  The decrease was attributable to the timing of payment by our customers. Accounts receivable of the AC Technical segment was $1,207,800 as at December 31, 2010 compared to $1,269,200 as of December 31, 2009.  The decrease was mostly due to the timing of payment by our customers.

Inventory

Inventory on hand on December 31, 2010 decreased to $692,900 compared to $789,000 as of December 31, 2009. Inventory of the AC Technical segment was $476,900 compared to $440,225 as of December 31, 2009.    Inventory at the Cancable segment was decreased to $215,900 as at December 31, 2010 from $261,200 as at December 31, 2009.  There was no material fluctuation of the balances.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased to $3,990,900 as of December 31, 2010 compared to $4,555,300 as of December 31, 2009. The balance for the AC Technical segment was $1,096,400 as of December 31, 2010 compared to $1,146,300 as of December 31, 2009.  Accounts payable for Cancable Group was $2,242,300 as at December 31, 2010 compared to $3,029,000 as at December 31, 2009.  The decrease in the balance was mainly due to the decrease in purchases of material in the last three months and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to $110,500 at December 31, 2010 compared to the balance of $84,500 as at December 31, 2009. This increase was mainly due to the timing of payments by our customers.  Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Incomes Taxes Recoverable

The income taxes recoverable were mainly due to the expected refund from losses carried back to prior years.

Net Cash provided by (used in) Investing Activities.  Net cash used for investing activities was $124,200 for the twelve months ended December 31, 2010, compared to $83,200 received in investing activities for the twelve months ended December 31, 2009. The total purchase of property and equipment of the Company was $131,000 for the twelve months ending December 31, 2010 and $131,100 for the year ended December 31, 2009.

Net Cash Provided by (used in) Financing Activities.  Net cash used for financing activities was $2,946,200 for Fiscal Year 2010 compared to net cash provided by financing activities of $1,806,000 for Fiscal Year 2009. The change was primarily because we had net outflows of approximately $1,366,300 for the twelve months ended December 31, 2010 under our line of credit and we borrowed approximately $120,100 in 2009. Moreover, our capital lease repayments during the current year were $1,479,900, compared to $1,683,700 in 2009.

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

To the extent appropriate, the guidance in the above “Accounting Standards Codification Updates” are already reflected in our condensed consolidated financial statements and did not have a material impact. The management does not anticipate that accounting pronouncements not yet adopted will have any future effect on our condensed consolidated financial statements.

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

Convertible debt and equity instruments are reviewed to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. Generally, where the ability to physical or net-share settle the conversion option is deemed to be not within our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. Any discount from the face value of the convertible debt instrument is amortized over the life of the instrument through periodic charges to income, using the effective interest method. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date. We currently do not have such liabilities.

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of the business and are recorded at cost less accumulated amortization. Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years. The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the assets should be assessed.

We periodically perform impairment tests on each of our long-lived assets, including other intangible assets. In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

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

Commitments

We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our convertible notes and promissory notes due to Laurus and other parties.  In addition, we have also entered into operating leases for our vehicles, computer and office equipment. The total minimum annual payments for the next five years and thereafter are as follows:
Payment due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Term notes	$16,551,128	$14,051,128	$-	$2,500,000	$-	$-	$-
Note payable to related parties	1,500,000	-	-	-	-	-	1,500,000
Capital leases*	3,822,062	1,813,382	1,989,358	19,322	-	-	-
Operating leases	1,247,259	590,237	459,635	197,387	-	-	-
Commitments related to consulting agreements	1,210,000	605,000	605,000	-	-	-	-
	$24,330,449	$17,059,747	$3,053,993	$2,716,709	$-	$-	$1,500,000

* The balance of capital leases represents monthly principal and interest payment.

The figures in the above table except with respect to capital leases do not include interest costs.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss), stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2010 and 2009, and results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse PA
Certified Public Accountants
Tampa, Florida
March 30, 2011

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2010	2009
Assets
Current Assets
Cash and bank balances	$2,030,707	$2,441,204
Accounts receivable, net of allowance for doubtful accounts $253,714 (2009-$213,862)	3,039,739	4,292,071
Income tax recoverable	180,000	257,142
Inventory, net	692,881	789,005
Prepaid expenses	372,507	347,048
Total current assets	6,315,834	8,126,470
Property and equipment, net of depreciation and amortization	4,407,739	6,669,553
Deposits	228,434	282,359
Deferred financing costs, net	225,107	384,521
Intangible assets, net	56,316	284,286
Deferred income taxes	37,430	36,879
	$11,270,860	$15,784,068
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$650,744	$1,960,057
Accounts payable	1,470,157	1,916,270
Accrued salaries and benefits	1,170,546	1,223,357
Accrued commodity taxes	320,664	194,258
Accrued liabilities	1,029,508	1,221,435
Current portion of obligation under capital leases	1,487,460	1,501,106
Deferred income	110,485	84,502
Deferred income taxes	25,858	25,858
Current portion of term notes	14,051,128	1,750,000
Total current liabilities	20,316,550	9,876,843
Term notes	1,702,218	13,913,252
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease, net of current portion	1,899,524	3,543,801
Due to related parties	230,870	219,876
	25,649,162	29,053,772
Stockholders’ (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,314,354	14,158,942
Accumulated (deficit)	(33,638,922)	(32,957,115)
Accumulated other comprehensive (losses)	(1,609,488)	(1,027,285)
	(14,378,302)	(13,269,704)
	$11,270,860	$15,784,068

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Operations and Comprehensive (Loss)
For the years ended December 31	2010	2009
Contract and service revenue
Contract	$5,683,974	$5,812,671
Service	34,179,089	33,943,128
Others	3,422	12,998
	39,866,485	39,768,797
Direct Expenses (excluding depreciation and amortization)
Contract	3,433,858	3,165,704
Service	25,997,384	26,748,201
Project Expenses	983,294	894,400
Selling Expenses	911,514	905,646
General and administrative expenses	4,746,140	5,571,034
Depreciation expense	2,225,631	2,643,119
Amortization of intangible assets	231,247	341,131
	38,529,068	40,269,235
Income (loss) from operations	1,337,417	(500,438)
Interest expenses and other expenses (income)
Net financing expenses	2,287,879	2,382,811
Amortization of deferred charges	173,438	162,997
Foreign currency translation (gain)	(442,093)	(1,447,054)
	2,019,224	1,098,754
Loss before income taxes	(681,807)	(1,599,192)
Income taxes	-	-
Net (loss)	(681,807)	(1,599,192)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(582,203)	(1,626,793)
Comprehensive loss	$(1,264,010)	$(3,225,985)
Basic weighted-average shares	37,488,714	37,440,870
Diluted weighted-average shares	37,488,714	37,440,870
Basic earnings (loss) per share	$(0.02)	$(0.04)
Diluted earnings (loss) per share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statement of Stockholders’ (Deficiency)

	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Accumulated Other Comprehensive gain (losses)	Total Stockholders’ (deficiency)
Balance, December 31, 2008	37,224,926	$6,488,137	$14,005,627	$(31,357,923)	$599,508	$(10,264,651)

Stock-based compensation	263,788	67,617	(45,054)	-	-	22,563

Option expenses	-	-	10,524	-	-	10,524

Warrants issued to financial institution for deferred principal payment	-	-	187,845	-	-	187,845

Net Loss	-	-	-	(1,599,192)	-	(1,599,192)

Translation adjustment	-	-	-	-	(1,626,793)	(1,626,793)

Balance, December 31, 2009	37,488,714	6,555,754	14,158,942	(32,957,115)	(1,027,285)	(13,269,704)

Option expenses	-	-	55,770	-	-	55,770

Warrants issued to financial institution for deferred principal payment and consulting fees	-	-	99,642	-	-	99,642

Net loss	-	-	-	(681,807)	-	(681,807)

Translation adjustment	-	-	-	-	(582,203)	(582,203)

Balance, December 31, 2010	37,488,714	$6,555,754	$14,314,354	$(33,638,922)	$(1,609,488)	$(14,378,302)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31,	2010	2009
Operating activities
Net (loss)	$(681,807)	$(1,599,192)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization of property and equipment	2,225,631	2,643,119
Amortization of intangible assets	231,247	341,131
Amortization of deferred financing cost	173,437	162,997
Loss on disposal of property and equipment	37,794	80,552
Bad debt expenses	78,584	105,650
Foreign exchange	(219,127)	(1,197,750)
Stock-based compensation and amortization of debts discount	99,642	210,408
Amortization of employee stock option	55,770	10,524
Changes in non-cash working capital balances
Accounts receivable	919,689	67,632
Inventory	131,627	150,662
Prepaid expenses	41,973	170,219
Accounts payable and other accrued liabilities	(370,267)	(1,164,001)
Deferred revenue	21,124	(50,320)
Income tax recoverable	87,379	(29,991)
Net cash provided by (used in) operating activities	2,832,696	(98,360)
Investing activities
Proceeds from sales of property and equipment	6,826	214,256
Purchase of property and equipment	(130,996)	(131,073)
Net cash provided by (used in) investing activities	(124,170)	83,183
Financing activities
Proceeds from (repayment of) bank indebtedness	(1,366,326)	120,084
Due to related parties	-	(4,832)
Repayment of capital leases	(1,479,893)	(1,683,721)
Repayment of term loans	(100,000)	(237,500)
Net cash (used in) financing activities	(2,946,219)	(1,805,969)
Effect of foreign exchange rate changes on cash	(172,804)	(507,987)
Net change in cash and cash equivalents	(410,497)	(2,329,133)
Cash and cash equivalents, beginning of period	2,441,204	4,770,337
Cash and cash equivalents, end of period	$2,030,707	$2,441,204
Supplemental Cash Flow Information
Cash paid for the interest	$2,193,859	$2,194,966
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrant	$94,591	$187,845
Capital assets purchase through capital leases	$-	$1,866,573

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009
1.	Summary of Accounting Policies

Basis of presentation

The accompanying consolidated financial statements as at and for the years ended December 31, 2010 and 2009, have been prepared by management in accordance with United States generally accepted accounting principles (“GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2010 and 2009, and statements of operations and cash flows for the years ended December 31, 2010 and 2009 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc.,  Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Solutions Inc. (“Iview DSI”) and OSSIM View Inc.. (Collectively, the “Company”, or “we”, “us”, “our”).  All material inter-company accounts, transactions and profits have been eliminated.

Liquidity and going concern

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred a loss of $681,807 for the year ended December 31, 2010, and have an accumulated deficit of $33,638,922, a stockholders’ deficit of $14,378,302 and a working capital deficit of $14,000,716 at December 31, 2010.

We have outstanding principal amount of term loans aggregating $16,551,128 which will be due in 2011 and 2013. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations.

Over the next twelve months the Company believes that its existing capital will be sufficient to sustain its operations if we can refinance our debt due in 2011. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency within the Company and also improve cash flow.  The Company has also increased its rates for service provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. The Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time although there can be no assurance of this.

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

Accounts Receivable

The Company extends credit to its customers based upon a written credit policy.  Accounts receivable are recorded at the invoiced amount and do not bear interest.  Accounts receivable are unsecured, as the Company does not require collateral. The allowance for doubtful accounts is the Company’s best estimate for the amount of probable credit losses in the Company’s existing accounts receivable.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.  Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Investment Tax Credits

Investment tax credits are recorded when qualifying expenditures are made and there is reasonable assurance that the credits will be realized.  Investment tax credits earned with respect to current expenditures for qualified research and development activities are included in the statement of operations as a reduction of expenses.  Tax credits earned with respect to capital expenditures are applied to reduce the cost of the related capital assets. Certain tax credits earned are cash refundable.

Research and Development Expenditures

Research and development costs (other than capital expenditures) are expensed as incurred.  Expenditures are reduced by any related investment tax credits. Our research and development expenses were approximately $860,000 in fiscal year 2010 and $590,000 in fiscal year 2009 and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss).

Advertising cost

Advertising cost are expensed as incurred.  Total advertising cost was approximately $40,000 and $46,000 for the year ended December 31, 2010 and 2009, respectively.

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost and market value.  Cost is generally determined on the first in, first out basis.  The inventory is net of estimated obsolescence ($100,000 at December 31, 2010 and 2009), and excess inventory based upon assumptions about future demand and market conditions. Inventory consists principally of parts, materials and supplies.

Property and Equipment

Property and equipment is stated at original cost.  Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are expensed when incurred. Depreciation and amortization per annum is computed over the estimated useful life as follows:

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

Customer Relationships and Trade Name

Customer relationships and trade name represents the acquisition cost of acquired customer relationships and trade name of Cancable and XL Digital are recorded at cost less accumulated amortization.  Amortization for customer relationships and trade name is provided on a straight-line basis over the period of expected benefit of 5 and 3 years.  The Company reviews the revenues from the customer list at each balance sheet date to determine whether circumstances indicate that the carrying amount of the asset should be assessed. At December 31, 2010, we believe the carrying amounts re recoverable. Amortization charged to operations aggregated $231,247 in 2010 and $341,131 in 2009.

Long-Lived Assets

A long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the assets fair value. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation. Then on an ongoing basis, we use the weighted-average probability method, to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested. At December 31, 2010, we believe all of our long-lived assets are recoverable.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining financing.  Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Issuance of Equity Instruments for Services

Stock-based compensation is recognized as an expense in the financial statements and such cost are measured at the grant date fair value of the award.

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

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with ASC 605 “Revenue Recognition and SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, progress of actual installation and are further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance ASC 605 and SEC Staff Accounting Bulletin 104, which are the delivery of the equipment and completion of installation process. The fair value of each element is based on the price charged when it is sold on a standalone basis.

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

•
Collectibility is probable — The Company conducts a credit review for significant transactions at the time of the engagement to determine the credit-worthiness of the customer. Generally, collaterial is not required. Collections are monitored over the term of each project, and if a customer becomes delinquent, the revenue may be deferred.

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades and regional broadband and cable service. Monitoring services, preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for other services is recognized in the period in which the services are provided

Warranty

The Company carries a reserve based upon historical warranty claims experience.  Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual.  Expenditures exceeding such accruals are expensed directly to cost of sales.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of term notes, convertible notes and notes payable are also approximate fair value except notes payable due to The Malar Trust and related party balances for which it was not practicable to determine fair value.

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

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed not be within the control of the company and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Derivative financial instruments, in the event that we have any, are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

Any discount from the face value of the convertible debt instrument resulting from the allocation of part of the proceeds to embedded derivative instruments and/or freestanding options or warrants is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and equivalents and accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited due to the generally short payment terms. See above and Note 14.

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

Comprehensive Income

We report comprehensive income in accordance with the Comprehensive Income subtopic of the Financial Accounting Standards Board Standards Codification.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.   Translation gains and losses arising from translating the financial statements of the Canadian subsidiaries into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).”

Income Taxes

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of December 31, 2010 and 2009 for substantially all of our deferred income tax assets.

Beginning January 1, 2007, we adopted the ASC 740-10-05 Accounting for Uncertainty in Income Taxes subtopic of the Financial Accounting Standards Board Standards Codification. Under this standard, we are required to evaluate each of our tax positions to determine whether they are more likely than not to be sustained if the taxing authority examines the respective position.  A tax position includes an entity’s decision not to file a tax return. The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the year ended December 31, 2010 that would have materially affected its financial statements. The Company follows the methods of accounting for taxes based on established income tax principles approved by the taxing authorities in Canada and the United States and believes that such methods are properly calculated and reflected within its income tax returns. In addition, the Company has filed income tax returns in all applicable jurisdictions in which it had a material nexus warranting an income tax filing. The validity of the Company's conclusions are re-assessed at least annually to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2010 and 2009; therefore, the adoption of this standard did not materially impact the Company’s results of operations, financial condition, or liquidity.   Since inception, we have been subject to tax by both federal, provincial and state taxing authorities. Until the respective statutes of limitations expire (which maybe as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Use of Estimates

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  The reported amounts of revenues and expenses may be affected by the estimates we are required to make. Estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of inventory reserves, the allowance for uncollectible accounts, the recoverability of long-lived assets, and our ability to continue as a going concern. In addition, stock-based compensation expense represents a significant estimate as the determination of such expense is partially dependent on certain assumptions the Company has made regarding the future value of its common stock. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements.

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

To the extent appropriate, the guidance in the above “Accounting Standards Codification Updates” are already reflected in our condensed consolidated financial statements and did not have a material impact and management does not anticipate that accounting pronouncements not yet adopted will have any future effect on our condensed consolidated financial statements.

There were no other accounting standards and interpretations recently issued by the FASB, which are expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.           Prepaid Expenses

The balance consists of the following:

	2010	2009
Prepaid insurance	$260,365	$228,293
Prepaid rent	-	13,548
Prepaid leases	19,724	20,848
Others	92,418	84,359

	$372,507	$347,048

3.           Related Party Transactions

Balances due to related parties are as follows:

	2010	2009

Advances from the Chairman of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loans	$64,865	$61,777
Subordinated loan - advances from the Chairman secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest has been charged from September 30, 2004. .
	68,085	64,841
Loan payable to the president of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to Laurus loans	97,920	93,258
	230,870	219,876
Less current portion	-	-
	$230,870	$219,876
Note payable to related parties is as follows:
Note payable to the Malar Trust (the Chairman is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $53,240 (2009: $51,673)	$1,500,000	$1,500,000

During 2010, $320,388 (2009 - $289,875) in consulting fees were paid to a company controlled by the Chairman of the Board. In addition, $266,990 (2009 - $241,563) in consulting fees was paid to a Company controlled by the president’s spouse.

4.           Property and Equipment

	2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$99,255	-	$94,529	-
Industrial condominium	855,994	248,521	815,232	213,046
Leasehold improvement	461,782	373,721	470,594	327,462
Office equipment	485,585	447,414	464,410	384,769
Office equipment under capital leases	55,306	53,306	52,958	48,958
Furniture and fixtures	463,527	405,510	428,808	298,626
Furniture and fixtures under capital leases	-	-	21,251	21,251
Computer hardware and software	1,439,189	1,285,167	1,524,896	1,126,391
Computer hardware and software under capital leases	-	-	89,564	89,564
Vehicles	578,033	550,949	216,841	168,374
Vehicles under capital leases	6,265,327	3,065,551	6,989,051	2,106,599
Tools & equipment	1,468,265	1,334,385	1,412,879	1,126,420
	$12,172,263	7,764,524	$12,581,013	5,911,460
Net book value		$4,407,739		$6,669,553

Total accumulated amortization on property and equipment leased under capital leases approximated $3,119,000 and $2,266,000 as of December 31, 2010 and 2009 respectively.   Amortization expense under such leases, which is included in depreciation and amortization in the accompanying consolidated statements of cash flows, approximated $1,471,000 and $1,886,200 during the years ended December 31, 2010 and 2009, respectively.

5.           Intangible Assets

	2010		2009
	Cost	Accumulated amortization	Net book value	Net book value
Customer relationships	$1,390,000	$1,333,684	$56,316	$284,286

For the year ended December 31, 2010, the amortization of intangible assets was $231,247 (2009 - $341,131). The amortizations for the next two years is as follows:

Year	Amount
2011	$32,182
2012	24,134
$56,316

6.           Deferred Financing Costs, Net

Deferred financing costs are associated with the Company’s term notes. For the year ended December 31, 2010, the amortization of deferred financing cost was $173,438 (2009 - $162,997).

	2010	2009
Cost	$1,181,881	$1,130,892
Accumulated amortization	956,774	746,371
	$225,107	$384,521

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2011	$154,041
2012	47,444
2013	23,622
$225,107

7.           Bank Indebtedness and Letter of Credit

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000 respectively and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by a first security interest in book debts, inventory, certain other assets and life insurance. As at December 31, 2010, the interest rate of the Canadian dollar amount was 4.0% to 5.9%. At December 31, 2010, the borrowings outstanding under both facilities were $650,744 and the average borrowing outstanding during the twelve months ended December 31, 2010 was $1,305,400.  The Company banking facility agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At December 31, 2010, the Company was contingently liable under an irrevocable letter of credit issued by our bank in November 2010 in the amount of $150,000, which will expire in November 2011. The letter of credit was issued to a customer as a security for the performance of a preventive maintenance contract award to AC Technical.

8.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by substantially all of the assets of the Company and its subsidiaries, subject to the bank’s security interest (See Note 7).

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%, and requires minimum monthly payments of $81,726 until the indebtedness is paid in full except that the Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Concurrently, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). The loans are secured by substantially all of the assets of the Company (exclusive of those under capital lease, which are subject to the obligor's security interest in such assets) and its subsidiaries. Simultaneously with the closing of this refinancing transaction, the Company paid off the entire outstanding principal amount and all obligations due to Laurus under a Secured Convertible Term Note, a Secured Convertible Minimum Borrowing Note and a Secured Revolving Note, all dated September 30, 2004 (collectively, the “2004 Notes”) and such 2004 Notes were cancelled.

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and because Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at December 31, 2010.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. Through December 31, 2010, the Company has issued warrants to purchase up to 4,212,000 shares of common stock of the Company at prices from $0.03 to $2.84 per share to defer until maturity the principal repayments that were due from March 1, 2007 to December 1, 2010.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%.  Interest is calculated on the basis of a 360 day year.  The minimum monthly payment on the term note is $8,333 through February 1, 2011, with the balance of $1,600,000 payable on the maturity date. The Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to June 30, 2011 (extended from February 13, 2011 as of March 28, 2011).

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and Valens U.S. are entities related to Laurus.  The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans are secured by substantially all of the assets of the Company and all its subsidiaries, subject to the bank’s security interest (See Note 7).

Interest on the term notes for the year ended December 31, 2010 was $1,574,736 (2009: $1,488,439).

	2010	2009
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due June 30, 2011	7,287,500	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on June 30, 2011	1,614,874	1,714,874
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(797,782)	(987,876)
	15,753,346	15,663,252
Less: current portion	14,051,128	1,750,000
	$1,702,218	$13,913,252

Scheduled maturities for the next three fiscal years are as follows:

Amount
2011	$14,051,128
2012	-
2013	2,500,000
$16,551,128

9.           Net Financing Expenses

	2010	2009
Capital leases	$565,912	$654,854
Interest on credit facility	1,574,136	1,488,439
Interest on deferred principal repayment on term notes –warrants	94,591	187,845
Other	53,240	51,673
	$2,287,879	$2,382,811

10.       Obligations Under Capital Leases

	2010	2009
Obligation under capital lease – 6.5%, due April 2011, repayable $545 per vehicle principal and interest monthly, secured by 8 vehicles	$50,244	$116,398
Obligation under capital lease – 8.5%, due May 2011, repayable $478 per vehicle principal and interest monthly, secured by 1 vehicle	5,868	10,371
Obligation under capital lease – 14%, due September 2011, repayable $389 per vehicle principal and interest monthly, secured by 21 vehicles	69,724	145,378
Obligation under capital lease – 7.7%, due July 2012, repayable $543 per vehicle principal and interest monthly, secured by 2 vehicles	29,092	38,427
Obligation under capital lease – 7.9%, due March 2012, repayable $537 to $543 per vehicle principal and interest monthly, secured by 18 vehicles	236,467	350,647
Obligation under capital lease – 9.1%, due July 2012, repayable $425 per vehicle principal and interest monthly, secured by 12 vehicles	127,580	168,172
Obligation under capital lease – 7.8%, due July 2012, repayable $543 per vehicle principal and interest monthly, secured by 6 vehicles	87,276	115,281
Obligation under capital lease – 9.4%, due October 2012, repayable $471 per vehicle principal and interest monthly, secured by 2 vehicles	25,624	34,205
Obligation under capital lease – 15.6%, due January 2012, repayable $477 to $482 per vehicle principal and interest monthly, secured by 6 vehicles	52,448	77,207
Obligation under capital lease – 15.7%, due March 2012, repayable $462 to $479 per vehicle principal and interest monthly, secured by 20 vehicles	177,377	256,580
Obligation under capital lease – 15.6%, due February to March 2012, repayable $463 to $482 per vehicle principal and interest monthly, secured by 14 vehicles	127,365	196,677
Obligation under capital lease – 15.0%, due March 2012, repayable $493 per vehicle principal and interest monthly, secured by 6 vehicles	58,244	83,507
Obligation under capital lease – 15.6%, due April 2012, repayable $504 per vehicle principal and interest monthly, secured by 22 vehicles	224,542	331,743
Obligation under capital lease – 7.6% to 8.4%, due May 2012, repayable $372 to $433 per vehicle principal and interest monthly, secured by 2 vehicles	20,030	27,808
Obligation under capital lease – 15.6% to 15.9%, due May 2012, repayable $511 to $521 per vehicle principal and interest monthly, secured by 7 vehicles	74,949	119,210
Obligation under capital lease – 7.8%, due July 2012, repayable $543 per vehicle principal and interest monthly, secured by 7 vehicles	104,987	134,495
Obligation under capital lease – 7.9% to 10.3%, due July 2012, repayable $407 to $422 per vehicle principal and interest monthly, secured by 6 vehicles	58,744	96,246
Obligation under capital lease – 9.5% to 10.2%, due August 2012, repayable $455 to $468 per vehicle principal and interest monthly, secured by 4 vehicles	48,959	65,680
Obligation under capital lease – 8.9% to 10.2%, due September 2012, repayable $437 to $468 per vehicle principal and interest monthly, secured by 30 vehicles	360,385	500,744
Obligation under capital lease – 9.1%, due July 2012, repayable $425 per vehicle principal and interest monthly, secured by 14 vehicles	148,843	233,205
Obligation under capital lease – 32.3%, due January 2012, repayable $243 principal and interest monthly, secured by certain office equipment	2,333	4,282
Obligation under capital lease – 12.7%, due August 2013, repayable $2,415 principal and interest monthly, secured by certain office equipment	65,863	81,556
Obligation under capital lease – 13.4%, due July 2012, repayable $377 per vehicle principal and interest monthly, secured by 79 vehicles	820,618	1,033,455
Obligation under capital lease – 18.8%, due July 2012, repayable $323 per vehicle principal and interest monthly, secured by 32 vehicles	202,209	312,064
Obligation under capital lease – 21.7%, due July 2012, repayable $311 per vehicle principal and interest monthly, secured by 40 vehicles	207,213	413,806
Obligation under capital lease – 10.9%, due June 2010, repayable $540 per vehicle principal and interest monthly, secured by 1 vehicle	-	8,782
Obligation under capital lease – 12.4%, due August 2010, repayable $371 per vehicle principal and interest monthly, secured by 4 vehicles	-	10,817
Obligation under capital lease – 13.4%, due August 2010, repayable $371 per vehicle principal and interest monthly, secured by 4 vehicles	-	10,785
Obligation under capital lease – 13.31%, due August 2010, repayable $371 per vehicle principal and interest monthly, secured by 6 vehicles	-	16,178
Obligation under capital lease – 10.9%, due August 2010, repayable $572 per vehicle principal and interest monthly, secured by 1 vehicle	-	9,292
Obligation under capital lease – 10.7%, due March 2011, repayable $507 per vehicle principal and interest monthly, secured by 1 vehicle	-	6,769
Obligation under capital lease – 16.3%, due April 2011, repayable $604 principal and interest monthly, secured by certain office equipment	-	8,642
Obligation under capital lease – 16.2%, due April 2011, repayable $466 principal and interest monthly, secured by certain office equipment	-	4,689
Obligation under capital lease – 14.9%, due March 2010, repayable $361 per vehicle principal and interest monthly, secured by 17 vehicles	-	21,809
	3,386,984	5,044,907
Less amount due within one year included in current liabilities	1,487,460	1,501,106
	$1,899,524	$3,543,801

The future minimum lease payments are as follows:

2011	$1,813,382
2012	1,989,358
2013	19,322
3,822,062
Less imputed interest	435,078
$3,386,984

Interest expense for the year related to capital assets was $565,912 (2009 - $654,854).

11.        Incomes Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2010	2009

U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-

Reconciliation to statutory rates is as follows:

	2010	2009
Income (loss) before income taxes
Income (loss) from U.S. sales	$(841,569)	$(1,927,193)
Income (loss) from Canadian sales	159,762	328,001
	(681,807)	(1,599,192)
Statutory tax rates for U.S.	41.0%	41.00%
Statutory tax rates for Canadian Federal	30.0%	33.0%

The Company has unutilized taxable losses in the United States available for carry forward to reduce net income of approximately $27,000,000, which expire in various years between 2021 and 2030.  In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce net income of approximately $4,100,000 otherwise payable in future years which begin to expire in 2014 through 2030.

	2010		2009
Expected income tax expense (recovery)	$(296,903)	(43.6)%	$(740,742)	(46.3)%
Increase (decrease) in taxes resulting from:
Valuation allowances	147,249	21.6%	834,966	52.2%
Permanent differences	106,388	15.6%	87,470	5.5%
Small business and other tax rate reductions	43,266	6.4%	(181,694)	(11.4)%
Income tax expenses (recovery)	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below:

	2010	2009
Assets
Tax benefits on losses carried forward under U.S. tax rate	10,020,000	10,927,734
Tax benefits on losses carried forward under Canadian tax rate	1,345,000	1,266,264
Accounting depreciation in excess of tax depreciation	37,430	35,343
Other	-	-
	11,402,430	12,229,341
Less: valuation allowance	(11,365,000)	(12,193,998)
	37,430	35,343
Less: current portion	-	-
	$37,430	$35,343
Liabilities
Income tax depreciation in excess of accounting depreciation	$-	$-
Other	25,858	25,858
	25,858	25,858
Less: current portion	(25,858)	(25,858)
	$-	$-

Net deferred income taxes
	2010	2009
Current
Assets	$-	$-

Liabilities	(25,858)	(25,858)
	$(25,858)	$(25,858)
Long-term
Assets	$37,430	$35,343
Liabilities	-	-
	$37,430	$35,343
	$11,572	$9,485

12.        Warranty

As part of an installation, the Company has provides its customers with warranties.  The warranties generally extend ninety days labor and one year on equipment from the date of project completion.  The provision for warranty liabilities which is included in accrued expenses is as follows:

	2010	2009
Balance, beginning of year	$38,095	$32,787
Expenses incurred	(29,000)	(32,000)
Provision made	30,905	37,308
Balance, end of year	$40,000	$38,095

13.        Shareholders’ (Deficit)

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

At December 31, 2010, options to purchase 1,600,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of December 31, 2010, there was $23,483 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.04 years. At December 31, 2010, 1,382,500 options were vested. The cost recognized for the twelve months period ended December 31, 2010 was $55,770 (2009: $10,524) which was recorded as general and administrative expenses.

In valuing the options issued, the following assumptions were used;

2009
Expected volatility	140%
Expected dividends	0%
Expected term (in years)	4.0
Risk-free rate	1.35% - 1.82%

A summary of option activity under the Plan during the period ended December 31, 2010 and 2009 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2008	2,939,000	$1.22	4.75	-
Granted	500,000	$0.70	4.23	-
Exercised	-	-	-	-
Forfeited or expired	(1,434,000)	$2.07	2.69	-
Outstanding at December 31, 2009	2,005,000	$0.65	4.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(405,000)	$0.63	0.96	-
Outstanding at December 31, 2010	1,600,000	$0.65	1.04	-

Exercisable at December 31, 2010	1,382,500	$0.65	0.68	-

As of December 31, 2010, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $0.00 and the aggregate intrinsic value of currently exercisable stock options was approximately $0.00.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on December 31, 2010, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of December 31, 2010.

Since there were no options exercised during the year ended December 31, 2009 or 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the year ended December 31, 2010 and 2009 was approximately $0 (none were granted in 2010) and $120,153, respectively.

The following table summarizes information about fixed price stock options at December 31, 2010:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Lives	Weighted Average Exercise Prices	Number Exercisable	Exercise Prices
$0.63	1,490,000	1.03	$0.63	1,302,500	$0.63
$0.90	100,000	1.17	$0.90	75,000	$0.90
$1.12	10,000	2.48	$1.12	5,000	$1.12
	1,600,000			1,382,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of the year and granted, vested or canceled during the year ended December 31, 2010 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2010	717,750	$0.21
Granted	-	-
Vested	(399,000)	$0.22
Canceled	(101,250)	$0.23
Non-vested at December 31, 2010	217,500	$0.17

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the twelve months ended December 31, 2010, in connection with financing, the Company issued warrants to purchase 1,496,000 shares of common stock. The warrants are fixed and contain standard antidilution provision with no ratchet provisions. The fair value of the warrants of $99,642 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 0.84% to 2.20%, expected dividend yield of 0%, volatility of 140% to 150%, exercise prices of $0.03 to $0.28 and the life of the warrants 4 years.

As of December 31, 2010, we had the following common stocks warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
04-01-2010	04-01-2014	108,000	$0.09	$8,461	Financing
05-01-2010	05-01-2014	108,000	$0.07	$8,457	Financing
06-01-2010	06-01-2014	108,000	$0.07	$6,572	Financing
07-01-2010	07-01-2014	108,000	$0.07	$6,566	Financing
08-01-2010	08-01-2014	108,000	$0.07	$6,562	Financing
09-01-2010	09-01-2014	108,000	$0.05	$4,615	Financing
10-01-2010	10-01-2014	108,000	$0.05	$4,613	Financing
11-01-2010	11-01-2014	108,000	$0.04	$1,844	Financing
12-01-2010	12-01-2014	108,000	$0.04	$3,200	Financing
12-31-2010	12-31-2014	200,000	$0.03	$5,051	Consulting
		15,212,983

14.           Major Customers

During the year ended December 31, 2010, the Company derived 56.2% (2009 – 47.2%) of its revenue from a single customer. The accounts receivable from this customer comprises 34.8% (2009: 33.9%) of the total trade receivables.

15.           Segment Information

We determine and disclose our segments in accordance with The “Segment Reporting” topic of the Financial Accounting Standards Board Standards Codification, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) and its wholly owned subsidiary OSSIM View Inc. are corporations incorporated under the laws of the Province of Ontario, provide video surveillance products and technologies to the market.

	December 31, 2010	December 31, 2009
SALES:
Cancable	$32,715,322	$32,380,035
AC Technical	7,090,054	7,145,760
Iview	58,699	140,996
Creative Vistas, Inc.	2,410	102,006
Consolidated Total	$39,866,485	$39,768,797
DEPRECIATION AND AMORTIZATION:
Cancable	$2,143,166	$2,569,724
AC Technical	41,863	37,002
Iview	40,602	36,393
Consolidated Total	$2,225,631	$2,643,119
INTEREST EXPENSE:
Cancable	$1,503,717	$1,501,388
Iview	119,122	124,378
AC Acquisition	53,240	51,673
Creative Vistas, Inc.	611,800	705,372
Consolidated Total	$2,287,879	2,382,811
NET INCOME (LOSS):
Cancable	$(25,745)	$(1,473,085)
AC Technical	293,583	441,443
Iview	(273,297)	(27,375)
AC Acquisition	(53,240)	(51,676)
Corporate (1)	(623,108)	(458,499)
Consolidated Total	$(681,807)	$(1,599,192)
TOTAL ASSETS
Cancable	$6,836,877	$10,288,086
AC Technical	2,927,750	2,769,277
Iview	511,857	918,761
Creative Vistas, Inc.	994,376	1,807,944
Consolidated Total	$11,270,860	$15,784,068
CAPITAL ASSETS
Cancable	$3,616,864	$5,841,698
AC Technical	768,918	767,117
Iview	21,957	60,738
Consolidated Total	$4,407,739	$6,669,553
Capital Expenditures
Cancable	$124,621	$1,973,482
AC Technical	6,375	19,759
Iview	-	4,405
AC Acquisition	-	-
Consolidated Total	$130,996	$1,997,646

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, the amortization of the discount on debt, and amortization of intangible assets, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2010	December 31, 2009
Contract	$5,683,974	$5,812,671
Service	34,179,089	33,943,128
Others	3,422	12,998
Total sales to external customers	$39,866,485	$39,768,797

Revenue generated by the Company in Canada and the United States was $34,035,470 (2009: $32,696,096) and $5,790,500 (2009: $7,072,701), respectively.

18.           Commitments

The Company has entered into contracts for certain consulting services providing for monthly payments with the Companies controlled by the CEO and the president’s spouse.  In addition, the Company has also entered into an operating lease for its premises, vehicles, computers and office equipment. The total minimum annual payments for the next five years are as follows:

	Total	2011	2012	2013

Operating leases	$1,247,259	$590,237	$459,635	$197,387

Commitments related to consulting agreements	1,210,000	605,000	605,000	-

	$2,457,259	$1,195,237	$1,064,635	$197,387

19.           Subsequent Events

Subsequent to year end, the Company issued 324,000 warrants to Laurus to defer the monthly principal repayment from January to March 2011. The warrants are exercisable at $0.03 per share and have a 4 year term.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of December 31, 2010, the end of the period covered by this annual report on Form 10K, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management assessed the effectiveness over internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

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

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	36	Chairman of the Board, and Director
Dominic Burns	51	Chief Executive Officer, President and Director
Heung Hung Lee	42	Chief Financial Officer, Secretary and Director

Sayan Navaratnam–Director and Chairman of the Board: Mr. Navaratnam serves as our Chairman of the Board and Director.  He has been a Director of our company since 2004.  He served as Chief Executive Officer of our company from 2004 until he resigned from the position on May 5, 2008, remaining Chairman and Director.  Mr. Navaratnam joined AC Technical Systems in 2003 as Chief Executive Officer.  He has eight years of experience in technology development and integration specific to the security industry.  He also has three years of experience in telecommunications with Bell Canada.  From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies.  Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies.  From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd..  Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal lender.  Mr. Navaratnam currently serves on the board of a number of privately-held companies including our subsidiaries, AC Technical Systems and Iview Digital Video Solutions, and Cygnal Technologies, White Radio, and Thinkpath. Mr. Navaratnam also servies on the board of Petroalgae Inc., a public company. Mr. Navaratnam graduated from the University of Toronto with an Honors Double Specialist degree in economics and political science.

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

The following summary compensation table set forth all compensation paid by us during the two years ended December 31, 2010 for services rendered in all capacities by the Chief Executive Officer and Chief Financial Officers of the Company and the only other executive officer who received total salary and bonus exceeding $100,000 in any of such years.

		Annual Compensation
Name and Principal Company/Subsidiary Position	Year	Salary ($)		Other Annual Compensation ($)	Bonus ($)
Sayan Navaratnam – Chairman	2010	320,388	1	–	–
	2009	289,875	1	–	–
Dominic Burns – Chief Executive Officer	2010	266,990	2	–	–
	2009	241,563	2	–	–
Heung Hung Lee – Chief Financial Officer	2010	145,631		–	–
	2009	126,700		–	–

1 Balance was payable to Nationwide Solutions Inc. for consulting fees.
2Balance was payable to 1608913 Ontario Inc. for consulting fees.

Employment Agreements

On July 16, 2008, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Nationwide Solutions Inc. (“Nationwide”) pursuant to which Nationwide will provide general business consulting services including business development, formalizing reports and negotiating or preparing sales agreements, vendor agreements, business plans, budgets, business presentations, finance agreements and equity agreements. The Consulting Agreement will terminate on July 16, 2012 unless extended or earlier terminated pursuant to the terms of the Consulting Agreement. We will pay to Nationwide an annual consulting fee of CAD$325,000 for each calendar year during the term of the Consulting Agreement. The chairman of the board of Nationwide, Sayan Navaratnam, is also the chairman of the board of the Registrant.

On January 1, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with 1608913 Ontario Inc. pursuant to which 1608913 Ontario Inc. will provide general business consulting services including business development, formalizing reports and negotiating or preparing sales agreements, vendor agreements, business plans, budgets, business presentations, finance agreements and equity agreements. The Consulting Agreement will terminate on December 31, 2012 unless extended or earlier terminated pursuant to the terms of the Consulting Agreement. We will pay to 1608913 Ontario Inc. an annual consulting fee of CAD$275,000 for each calendar year during the term of the Consulting Agreement. Dominic Burn’s spouse is the only beneficial owner of 1608913 Ontario Inc. and Dominic Burns is also the Chief Executive Officer, President and Director of the Registrant.

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

We have a stock option plan which was adopted during the second quarter of 2006 however no options were granted in 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2010 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group.  As of December 31, 2010, Laurus Master Fund, Ltd. beneficially owned 1,298,449 shares of our Common Stock. The securities owned by Laurus Master Fund, Ltd. contain a provision that Laurus may not, subject to certain exceptions, at any time beneficially own more than 4.99% of our outstanding common stock.  We and Laurus have agreed that, other than on 75 days’ notice or upon the occurrence of an event of default, this provision may not be waived.  Absent this limitation, Laurus and its related companies would beneficially own an additional 15,142,138 shares of our common stock, which is comprised of 129,155 shares under the option and 15,012,983 shares under the warrant.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam Toronto, Ontario	21,410,986	57.3%
Dominic Burns Hampton, Ontario	7,036,607	18.8%
Heung Hung Lee Markham, Ontario	50,000	0.1%
All officers and directors as a group (3 persons)	28,497,593	76.2%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of December 31, 2010:

Plan Category	Nam of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options	Range of Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Stock Option Plan
Option Plans approved by our Shareholders	Stock Option Plan	1,600,000	$0.63 to 1.12	2,400,000
Total		1,600,000	$0.63 to 1.12	2,400,000

Share Option and Other Compensation Plans

Stock Option Plan

Our Stock Option plan (“the Plan”) was adopted by our Board and approved by our shareholders on June 30, 2006. Our Stock Option Plan provides for the grant of options to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company.

Share Reserve.   A total of 4,000,000 shares of common stock, no par value, of the Company (the “Stock”) are authorized for issuance under the Stock Option plan as of December 31, 2007. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares, or previously issued shares held in the treasury of the Company, or both. Shares of Stock covered by options which have terminated or expired prior to exercise shall be available for further options hereunder. The maximum aggregate number of shares of Stock that may be issued under the Plan under “incentive stock options” is 3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided that the Board of Directors may amend the Plan at any time.

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

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our president is one of the beneficiaries of the trust) and The Navaratnam Trust (our CEO is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000.  AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition.  $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding from Laurus.  At December 31, 2010, we have two 3% notes payable to Malar Trust Inc. (an entity of which our Chairman is a beneficially of) which is due on demand.

Director Independence:  None of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to us for the years ended December 31, 2010 and 2009.  Our principal accounting firm for the years ended December 31, 2009 and 2010 is Kingery and Crouse P.A.:
	2010	2009
Audit Fees (a)	$150,000	$140,000
Audit Related Fees (b)	-	-
Tax Fees (c)	-	-
All Other Fees (d)	-	-
Total	$150,000	$140,000

(a)
Audit Fees. Fees for audit services billed in 2010 and 2009 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement.  All fees were payable to Kingery and Crouse P.A. for both fiscal years.

(b)	Audit-Related Fees. There are no material audit-related fees in 2010 and 2009.

(c)	The Company has retained a different firm to provide tax services.

(d)	All Other Fees. No material other fees were billed in 2010 and 2009.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law.  We do not have a formal pre-approval policy.

All the fees for 2010 and 2009 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

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

4.20*	Guaranty, dated June 24, 2008, of Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006
10.2^	Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities.
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

10.12*	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC
10.13*	Letter of Intent dated February 13, 2008 incorporated by reference to the Schedule 13D Amendment filed by the Registrant with respect to 180 Connect Inc. dated February 19, 2008
10.14*	Consulting Agreement, dated July 16, 2008, between Creative Vistas, Inc. and Nationwide Solutions Inc. incorporated by reference to the Registrant's Form 8-K filed July 18, 2008
10.15*	Termination and Release Agreement, dated July 16, 2008, between AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam
10.16+	Consulting Agreement, dated January 1, 2010, between Creative Vistas, Inc. and 1608913 Ontario Inc.
21.1+	List of all subsidiaries
31.1+	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed and incorporated by reference

+ Filed herewith

^ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns Chief Executive Officer, President and Director

Date:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Burns	Chief Executive Officer, President and Director	March 31, 2011
Dominic Burns

/s/ Heung Hung Lee	Chief Financial Officer, Secretary and Director	March 31, 2011
Heung Hung Lee