Form 10-Q
period 2011-03-31
CREATIVE VISTAS INC
filed 2011-05-16
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011
OR
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

At May 16, 2011, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Creative Vistas, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and bank balances	$2,059,146	$2,030,707
Accounts receivable, net of allowance for doubtful accounts $278,151 (2010 -$253,714)	3,961,457	3,039,739
Income tax recoverable	247,422	180,000
Inventory, net	684,915	692,881
Prepaid expenses	463,462	372,507
Total current assets	7,416,402	6,315,834
Property and equipment, net of depreciation and amortization	3,881,613	4,407,739
Deposits	213,210	228,434
Deferred financing costs, net	190,867	225,107
Intangible assets, net	49,763	56,316
Deferred income taxes	37,788	37,430
	$11,789,643	$11,270,860
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$1,720,370	$650,744
Accounts payable and accrued liabilities	4,159,077	3,990,875
Current portion of obligation under capital leases	1,609,341	1,487,460
Deferred income	74,152	110,485
Deferred income taxes	25,858	25,858
Current portion of term notes	14,026,128	14,051,128
Total current liabilities	21,614,926	20,316,550
Term notes	1,758,718	1,702,218
Notes payable to related parties	1,500,000	1,500,000
Obligation under capital lease, net of current portion	1,350,002	1,899,524
Due to related parties	238,010	230,870
	26,461,656	25,649,162
Stockholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,326,668	14,314,354
Accumulated (deficit)	(33,569,111)	(33,638,922)
Accumulated other comprehensive (losses)	(1,985,324)	(1,609,488)
	(14,672,013)	(14,378,302)
	$11,789,643	$11,270,860

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Condensed Consolidated Statement of Operations and Comprehensive (Loss)
(Unaudited)
	Three months ended
	March 31
	2011	2010
Contract and service revenue
Contract	$1,889,566	$1,114,727
Service	7,130,316	8,121,779
Others	555	1,108
	9,020,437	9,237,614
Direct Expenses (excluding depreciation and amortization)
Contract	1,061,731	554,271
Service	5,610,262	6,348,721
Project Expenses	292,624	229,799
Selling Expenses	227,771	268,125
General and administrative expenses	1,001,756	1,223,638
Depreciation expense	478,292	598,866
Amortization of intangible assets	8,127	57,736
	8,680,563	9,281,156
Income (loss) from operations	339,874	(43,542)
Interest expenses and other expenses (income)
Net financing expenses	511,691	594,368
Amortization of deferred charges	40,370	42,932
Foreign currency translation (gain)	(281,998)	(261,275)
	270,063	376,025
Income (loss) before income taxes	69,811	(419,567)
Income taxes	-	-
Net income (loss)	69,811	(419,567)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(375,836)	(347,545)
Comprehensive loss	$(306,025)	$(767,112)
Basic weighted-average shares	37,488,714	37,488,714
Diluted weighted-average shares	42,445,175	37,488,714
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaduited)
	Three months ended March 31,
	2011	2010

Operating activities
Net cash (used in) operating activities	$(496,789)	$(217,930)
Investing activities
Proceeds from sales of property and equipment	15,100	2,876
Purchase of property and equipment	(7,924)	(10,483)
Net cash provided by (used in) investing activities	7,176	(7,607)
Financing activities
Proceeds from (repayment of) bank indebtedness	1,028,298	399,391
Repayment of capital leases	(359,577)	(381,318)
Repayment of term notes	(25,000)	(25,000)
Net cash provided by (used in) financing activities	643,721	(6,927)
Effect of foreign exchange rate changes in cash	(125,669)	(95,930)
Net change in cash and cash equivalents	28,439	(328,394)
Cash and cash equivalents, beginning of period	2,030,707	2,441,204
Cash and cash equivalents, end of period	$2,059,146	$2,112,810

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
March 31, 2011 (Unaudited)

1.	Summary of Accounting Policies
Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2011, and the consolidated condensed statements of operations and cash flows for the periods ended March 31, 2010 and 2011, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable, Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc.  All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $33,569,111, a stockholders’ deficit of $14,672,013 and a working capital deficit of $14,198,524 at March 31, 2011, and at such date we have current maturities of term loans  aggregating $14,026,128. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of March 31, 2011, there were 15,536,983 shares of common stock issuable upon the exercise of warrants and 1,704,155 shares issuable upon the exercise of options (1,575,000 shares related to the Employee Stock Options (see Note 8 in the Financial Statements)). Also, included in the balance, 15,336,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options issued to Laurus Master Fund, Ltd and its related entities, Erato Corporation, Valens Offshore Fund and Valens U.S. Fund, LLC and PSource Structured Debt Limited (“Laurus”).  Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

Management believes that its existing capital will be sufficient to sustain its operations if the Company can refinance our and/or restructure its debt due in 2011. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has also introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency and cash flow and has also increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. Finally, the Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate capital short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time, although there can be no assurance of this.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists principally of parts, materials and supplies and is stated at the lower of cost or market.  Cost is generally determined on the first in, first out basis.  The inventory is net of estimated obsolescence ($100,000 at March 31, 2011 and December 31, 2010), and excess inventory based upon assumptions about future demand and market conditions.

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

Deferred financing costs, net are associated with the Company’s term notes. For the three months ended March 31, 2011, the amortization of deferred financing cost was approximately $40,370 (2010 - $42,932).

Cost	$1,214,997
Accumulated amortization	(1,024,130)
$190,867

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2011	$117,603
2012	48,911
2013	24,353
$190,867

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,402,062	$1,352,299	$49,763

Amortization expense for the three month period ended March 31, 2011 amounted to $8,127 (2010 -$57,736).

4.	Bank Indebtedness and Letter of Credit

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000, respectively, and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts.  Interest is payable monthly. The facilities are secured by a first security interest in book debts, inventory, certain other assets and life insurance. As at March 31, 2011, the interest rate of the Canadian dollar amount was 4.0% to 5.9%. At March 31, 2011, the borrowings outstanding under both facilities were $1,720,370 and the average borrowing outstanding during the three months ended March 31, 2011 was $1,185,557.  The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At March 31, 2011, the Company was contingently liable under an irrevocable letter of credit issued by our bank in November 2010 in the amount of $150,000 which will expire in November 2011. The letter of credit was issued to a customer as a security for the performance of a preventive maintenance contract awarded to AC Technical.

5.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by substantially all of the assets of the Company and its subsidiaries, subject to the bank’s security interest.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%, and requires minimum monthly payments of $81,726 until the indebtedness is paid in full except that the Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Concurrently, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). The loans are secured by substantially all of the assets of the Company (exclusive of those under capital lease, which are subject to the obligor’s security interest in such assets) and its subsidiaries.

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  Because the options have not been exercised and because Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at March 31, 2011.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year.  Per the original terms of this note, the minimum monthly payment on the term note was $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. Since March, 2007, the Company has deferred such monthly payments until maturity by issuing warrants to purchase up to 4,536,000 shares of its common stock of the Company at per-share prices from $0.03 to $2.84. The maturity date of this note is currently June 30, 2011, at which time the entire principal will be due.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%.  Interest is calculated on the basis of a 360-day year.  Per the original terms of this note, the minimum monthly payment on the term note was $8,333 through the original maturity date (February 1, 2011), with the balance of $1,600,000 payable on such date. On March 28, 2011, the Company extended the maturity date to June 30, 2011. The Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to such date.

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and Valens U.S. are entities related to Laurus.  The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans are secured by substantially all of the assets of the Company and all its subsidiaries, subject to the bank’s security interest.

Interest on the term notes for the three months ended March 31, 2011 was $375,723 (2010: $354,296).

	March 31, 2011	March 31, 2010
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due June 30, 2011	7,287,500	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on June 30, 2011	1,589,874	1,689,873
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000	2,500,000
Less: unamortized discount	(741,282)	(946,275)
	15,784,846	15,679,852
Less: current portion	14,026,128	8,977,373
	$1,758,178	$6,702,479

The principal payments for the next three fiscal years are as follows:

Amount
2011	$14,026,128
2012	-
2013	1,758,718
$15,784,846

6.	Net Financing Expenses

	Three months ended March 31,
	2011	2010
Capital leases	$100,215	$160,767
Interest on credit facility and term notes	388,315	376,739
Interest on deferred principal repayment of term note	9,600	43,701
Related parties	13,561	13,161
	$511,691	$594,368

7.	Note Payable to Related Parties

Notes payable to related parties consists of two notes payable for $750,000, each bearing interest at 3% per annum and having no fixed terms of repayment. However, pursuant to the Laurus Financing, these notes have been subordinated to the Company’s obligations to Laurus and they are classified as non-current. The notes are due to Malar Trust Inc. (the Company’s chairman is the shareholder of Malar Trust Inc.).

Interest expense recognized for the three month period ended March 31, 2011 was $13,561 (2010 - $13,161).

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

At March 31, 2011, options to purchase 1,575,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of March 31, 2011, there was $20,769 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.04 years. At March 31, 2011, 1,385,000 options were vested. The cost recognized for the three months period ended March 31, 2011 was $2,714 (2010: $28,917) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the period ended March 31, 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2009	2,005,000	$0.65	4.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(405,000)	$0.63	0.96	-
Outstanding at December 31, 2010	1,600,000	$0.65	1.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(25,000)	$0.63	0.25	-
Outstanding at March 31, 2011	1,575,000	$0.65	0.81	-

Exercisable at March 31, 2011	1,385,000	$0.65	0.45	-

As of March 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on March 31, 2011, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of March 31, 2011.

Since there were no options exercised during the year ended December 31, 2010 or the three months ended March 31, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the three month period ended March 31, 2011 and the year ended December 31, 2010 was $0 (none were granted in 2011 and 2010).

The following table summarizes information about fixed price stock options at March 31, 2011:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Lives	Weighted Average Exercise Prices	Number Exercisable	Exercise Prices
$0.63	1,465,000	0.79	$0.63	1,280,000	$0.63
$0.90	100,000	0.92	$0.90	100,000	$0.90
$1.12	10,000	2.23	$1.12	5,000	$1.12
	1,575,000			1,385,000

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of March 31, 2011 and granted, vested or canceled during the three month period ended March 31, 2011 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2011	217,500	$0.17
Granted	-	-
Vested	(27,500)	$0.23
Canceled	-	-
Non-vested at March 31, 2011	190,000	$0.14

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

As of March 31, 2011, we had the following common stock warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
05-01-2007	05-01-2011	108,000	$1.25	$54,941	Financing
06-01-2007	06-01-2011	108,000	$2.28	$101,470	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing

12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
04-01-2010	04-01-2014	108,000	$0.09	$8,461	Financing
05-01-2010	05-01-2014	108,000	$0.07	$8,457	Financing
06-01-2010	06-01-2014	108,000	$0.07	$6,572	Financing
07-01-2010	07-01-2014	108,000	$0.07	$6,566	Financing
08-01-2010	08-01-2014	108,000	$0.07	$6,562	Financing
09-01-2010	09-01-2014	108,000	$0.05	$4,615	Financing
10-01-2010	10-01-2014	108,000	$0.05	$4,613	Financing
11-01-2010	11-01-2014	108,000	$0.04	$1,844	Financing
12-01-2010	12-01-2014	108,000	$0.04	$3,200	Financing
12-31-2010	12-31-2014	200,000	$0.03	$5,051	Consulting
01-01-2011	01-01-2015	108,000	$0.03	$3,200	Financing
02-01-2011	02-01-2015	108,000	$0.03	$3,200	Financing
03-01-2011	03-01-2015	108,000	$0.03	$3,200	Financing
		15,536,983

9.	Major Customers

During the three months ended March 31, 2011, the Company derived 60.2% (2010:62.9%) of its revenue from two customers.  The accounts receivable from these customers comprised 30.9% (2010: 44.9%) of total trade receivables at such date.

10.	Segment Information

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

	March 31, 2011	March 31, 2010
Sales:
Cancable	$6,744,147	$7,677,067
AC Technical	2,238,200	1,547,273
Iview	37,535	12,568
Creative Vistas, Inc.	555	706
Consolidated Total	$9,020,437	$9,237,614
Depreciation and amortization:
Cancable	$457,155	$578,411
AC Technical	10,577	10,402
Iview	10,560	10,053
Consolidated Total	$478,292	$598,866
INTEREST EXPENSES:
Cancable	$333,174	$390,289
Iview	27,825	19,687
AC Acquisition	13,561	13,161
Creative Vistas, Inc.	137,131	171,231
Consolidated Total	$511,691	$594,368
Net Income (Loss):
Cancable	$78,914	$(304,522)
AC Technical	(334)	31,602
Iview	35,881	9,102
AC Acquisition	(13,561)	(13,161)
Corporate (1)	(31,089)	(142,588)
Consolidated Total	$69,811	$(419,567)
TOTAL ASSETS
Cancable	$6,725,780	$9,629,561
AC Technical	3,633,806	2,982,176
Iview	623,892	825,514
Creative Vistas, Inc.	806,165	1,575,736
Consolidated Total	$11,789,643	$15,012,987
PROPERTY AND EQUIPMENT
Cancable	$3,087,851	$5,341,725
AC Technical	781,904	779,072
Iview	11,858	52,627
Consolidated Total	$3,881,613	$6,173,424
CAPITAL EXPENDITURES
Cancable	$7,924	$10,483
AC Technical	-	-
Iview	-	-
Consolidated Total	$7,924	$10,483

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	March 31, 2011	March 31, 2010
Contract	$1,889,566	$1,114,727
Service	7,130,316	8,121,779
Others	555	1,108
Total sales to external customers	$9,020,437	$9,237,614

For the three months ended March 31, 2011, revenue generated by the Company in Canada and the United States was $8,081,697 (2010:$7,646,399) and $938,749 (2010: $1,591,215), respectively.

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

Results of Operations
Comparison of Three Month Period Ended March 31, 2011
to Three Month Period Ended March 31, 2010

For purposes of this “Management’s Discussion and Analysis or Plan of Operation”, we compared the three month period ended March 31, 2011 to the comparable period in 2010.

Sales:  Sales for the three months ended March 31, 2011 decreased 2.4% to $9,020,400 from $9,237,600 for the three months ended March 31, 2010.  The decrease in revenue was mainly due to the decline in service revenue of Cancable Segment to $6,744,100 for the three month period ended March 31, 2011 from $7,667,100 for the same period in 2010. The decline in revenue from Cancable Segment was offset with the growth of revenue from AC Technical Segment.

(a) Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”).  The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets.  The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers.  The total revenue from the Cancable segment was $6,744,100 for the three months ended March 31, 2011, compared to $7,677,100 for same period in 2010. The decrease in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended March 31, 2011 was $4,481,500 or 66.4% of total Cancable revenue compared to $4,717,900 or 61.4% for same period in 2010. Total revenue generated in the United States for the three months ended March 31, 2011 was $938,700 compared to $1,591,200 for the three months ended March 31, 2010. The decline in revenue was primarily due to the exit from two markets located in Louisiana and the revenue generated from those two markets was $760,600 for the three months ended March 31, 2010.  The company has plans to expand to other stronger markets in the United States. (b) AC Technical segment - Total revenue of AC Technical segment was $2,238,200 for the three months ended March 31, 2011 compared to $1,547,300 in 2010.  Contract revenue was $1,852,000 for the three months ended March 31, 2011 compared to $1,114,700 in the corresponding period of 2010. The year-over-year increase in revenue was mainly due to an increase in the number of subcontracts for the provision of services to government and commercial contracts. The service revenue was $386,200 for the three months ended March 31, 2011 compared to $432,600 for the same period in 2010.

Direct Expenses (excluding depreciation):  Direct expenses for the three months ended March 31, 2010 was $6,671,900 or 74.0% of revenues compared to $6,903,000 or 74.7% of revenues for same period in 2010. (a) Cancable segment – Direct expenses of this segment were $5,412,000 for the three months ended March 31, 2011 which is comprised principally of labor expenses of $4,218,700, vehicle expenses of $508,300 and material cost of $271,000. The direct expenses for the three months ended March 31, 2010 comprised principally of labor expenses of $4,779,100, vehicle expenses of $529,800 and material cost of $384,700.  The decrease in direct expenses was primarily due to the decrease in revenue.

(b) AC Technical segment – Direct expenses of this segment were $1,260,000. The material cost was $911,600, or 40.7% of the AC Technical revenue, for the three months ended March 31, 2011 compared to $429,100, or 27.7% of revenues, in the same period of fiscal 2010. The increase in the percentage of material costs to revenues was primarily the result of certain contracts having greater material needs. On the other hand, the labor and subcontractor cost increased to $324,500, or 14.5% of AC Technical revenues, for the three months ended March 31, 2011 compared to $245,700, or 15.9% of AC Technical revenues, for the same period of fiscal 2010.  The increase in labor and subcontractor cost was mainly due to the increase in revenue.

Project expenses: Project expenses increased to $292,600, or 3.2% of revenues, for the three months ended March 31, 2011, compared to $229,800, or 2.5% of revenues, for the same period in 2010. These expenses were mainly related to the AC Technical segment.  These costs include mainly the salaries and benefits of indirect staff amounting to $168,000 in the first quarter of fiscal 2011 compared to $147,800 for the same period of fiscal 2010 with no significant fluctuations. Automobile and travel expenses increased to $89,200 for the three months ended March 31, 2011 compared to $63,100 for the same period of fiscal 2010. The increase in this cost was mainly due to the increase in fuel prices and more staff travel required.

Selling expenses: Selling expenses were $227,800, or 2.5% of revenues, for the first quarter of fiscal 2011 compared to $268,100, or 2.9% of revenues, for the same period in 2010. Selling expenses were mainly related to AC Technical segment.  The balance for the three months ended March 31, 2011 is mainly comprised of salaries and commissions to salespersons of $115,700 compared to $124,100 for the same period of fiscal 2010.  Advertising and promotion and trade show expenses were $21,800 in the first quarter of fiscal 2011 compared to $66,900 for the same period of fiscal 2010.

General and administrative expenses: General and administrative expenses were $1,007,200, or 11.2% of revenues, for the first quarter of fiscal 2011 compared to $1,223,600, or 13.2% of revenues, for the same period in 2010. For the three months ended March 31, 2011 these costs were mainly comprised of $153,600 of professional fees related to preparation of the quarterly reports and other corporate matters, compared to $121,000 for the same period in 2010. In addition, investor relations expenses amounted to $45,000 for the first quarter of fiscal 2010 and there was no such expense for the same period of fiscal 2011. Total salaries and benefits to administrative staff were $483,700 for the first quarter of fiscal 2011 compared to $578,200 for the corresponding period of 2010. The decrease in balance was mainly due to higher headcount in 2010.

Depreciation: Total depreciation of property and equipment was $478,300 for the first quarter of fiscal 2011 compared to $598,900 for the same period in 2010.  The decrease in balance was primarily due to certain assets acquired in 2006 and 2007 being fully amortized.

Amortization of intangible assets: Amortization of customer relationships and trade name was $8,100 for the three months ended March 31, 2011 compared to $57,700 for the same period of fiscal 2010.  The decrease was mainly due to the trade name, which was acquired in 2006, being fully amortized.

Interest and other expenses:  Interest and net other expenses for the three months ended March 31, 2011 were $270,100 or 3.0% of revenues compared to net expenses of $376,000 or 4.1% of revenues for the same period in 2010. For the three months ended March 31, 2011 these expenses were primarily comprised of the amortization of deferred charges amounting to $40,400 compared to $42,900 for the same period of fiscal 2010.  Additionally, net financing expenses decreased to $511,700 or 5.7% of revenues compared to $594,400 or 6.4% of revenues for the same period in 2010.  The interest due with respect to the Company’s credit facilities was $388,300 for the three months ended March 31, 2011 compared to $376,700 for the same period in 2010.  Additionally, the unrealized foreign currency translation gain was $282,000 for the three months ended March 31, 2011, compared to $261,300 for the same period in 2010. The change was related to the foreign currency translation of term notes which resulted from the Canadian dollar trading higher than the U.S. dollar as at March 31, 2011 as compared to the same period of 2010.

Income taxes:  No income taxes were paid and/or owed during the three months ended March 31, 2011 and 2010, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Income/Loss:  Net income for the first quarter of fiscal 2011 was $69,800 compared to a net loss of $419,600 for the same period in 2010. The Company’s operating income was $339,900 for the three months ended March 31, 2011 compared to an operating loss of $43,500 for the same period of 2010.  The year-over-year increase in operating income primarily reflected a focused cost reduction program across the Company.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2011, we had $2,059,146 in cash. We have an accumulated deficit of $33,569,111, a stockholders’ deficit of $14,672,013 and a working capital deficit of $14,198,524 at March 31, 2011, and at such date we have current maturities of term loans aggregating $14,026,128. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the loans extended to the Company.  We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

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

Net Cash Used in Operating Activities .  Net cash used in operating activities amounted to $496,800 for the three months ended March 31, 2011 compared to $217,930 for the corresponding period of 2010. The change was primarily a result of an increase in accounts receivable during the three months ended March 31, 2011.

Comparison of  the balance sheet as at March 31, 2011 to December 31, 2010

Accounts Receivable

Our accounts receivable increased by approximately $921,700 compared to the balance as at December 31, 2010. Accounts receivable of Cancable segment were $2,200,700 as at March 31, 2011 compared to $1,909,800 as at December 31, 2010.  The increase was attributable to the timing of payments from our customers. Accounts receivable of AC Technical segment was $1,702,900 as at March 31, 2011 compared to $1,207,800 as at December 31, 2010.  The fluctuation in balance was mainly due to the increase in revenue.

Inventory

Inventory on hand at March 31, 2011 was approximately $684,900 compared to $692,900 as at December 31, 2010. The inventory of the Cancable segment as at March 31, 2011 was $227,600 compared to $215,900 as at December 31, 2010.   The inventory of AC Technical segment as at March 31, 2011 was $457,300 compared to $476,900 as at December 31, 2010.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $4,159,100 as at March 31, 2011 from $3,990,900 as at December 31, 2010. The increase was mainly due to fluctuations in the timing of payments to our suppliers.

Deferred Income

Deferred income decreased to approximately $74,200 as at March 31, 2011 compared to $110,500 as at December 31, 2010. Deferred revenue primarily relates to maintenance contracts which are paid in advance and for which revenue is recognized over the term of the contract.

Net Cash Provided By (Used in) Investing Activities.  Net cash used by investing activities was approximately $7,200 for the three months ended March 31, 2011, compared to net cash provided by investing activities of approximately $7,600 for the three months ended March 31, 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was approximately $643,700 for the three months ended March 31, 2011 compared to net cash used in financing activities $7,000 for the three months ended March 31, 2010.  The change was primarily the result of net inflows of $1,028,300 for the three months ended March 31, 2011 from our line of credit, compared to borrowings of $399,400 in 2010. Moreover, our capital lease repayments during the period ended March 31, 2011 were $359,500, compared to $381,300 in 2010, which resulted from reductions of our leased vehicle fleet.

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

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified the following critical accounting estimates: accounts receivable allowances, contract revenues, inventory reserves, stock-based compensation and financial instruments. See our Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2010 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of March 31, 2011, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

By Notice of Application issued in the Federal Court of Appeal on September 17, 2010 by our Subsidiary, XL Digital Services Inc. (“XL Digital”), as applicant against Communications, Energy and Paperworkers Union of Canada (“CEP”) as respondent, XL Digital has applied the Federal Court of Appeal for judicial review of the decision of the Canada Industrial Relations Board (the “Board”) dated August 23, 2010 wherein the Board concluded that it had jurisdiction over XL Digital, and found CEP to be a trade union within the meaning of the Canada Labour Code, and certified CEP to be the bargaining agent for all employees of XL Digital working in and out of its London, Ontario office. The application for judicial review will be heard by the Federal Court of Appeal on Wednesday, May 18, 2011. If the application for judicial review is successful than costs of the application will likely be awarded in favour of XL Digital. If the application for the judicial review is dismissed by the Court than costs of the application will likely be awarded in favour of CEP against XL Digital.

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

Dated:  May 16, 2011