Form 10-Q
period 2011-06-30
CREATIVE VISTAS INC
filed 2011-08-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011
OR
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

☐Yes           ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 15, 2011, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.                      FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$2,275,488	$2,030,707
Accounts receivable, net of allowance for doubtful accounts of $178,582 (2010 - $253,714)	3,744,378	3,039,739
Income tax receivable	80,506	180,000
Inventory and supplies	634,916	692,881
Prepaid expenses	223,891	372,507
Total current assets	6,959,179	6,315,834
Property, plant and equipment, net of depreciation and amortization	3,471,401	4,407,739
Deposits	214,406	228,434
Deferred financing costs, net	151,755	225,107
Intangible assets, net	41,468	56,316
Deferred income taxes	37,788	37,430
	$10,875,997	$11,270,860
Liabilities and Shareholders' (Deficiency)
Current Liabilities
Bank indebtedness	$1,076,799	$650,744
Accounts payable and accrued liabilities	4,344,779	3,990,875
Current portion of obligations under capital leases	1,666,238	1,487,460
Deferred income	44,463	110,485
Deferred income taxes	25,858	25,858
Current portion of term notes	14,001,128	14,051,128
Total current liabilities	21,159,265	20,316,550
Term notes	1,819,553	1,702,218
Notes payable to related parties	1,500,000	1,500,000
Obligations under capital lease, net of current portion	899,966	1,899,524
Due to related parties	238,010	230,870
	25,616,794	25,649,162
Shareholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, no par value 100,000,000 shares authorized; 37,488,714 shares issued and outstanding
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,334,030	14,314,354
Accumulated (deficit)	(33,645,258)	(33,638,922)
Accumulated other comprehensive (losses)	(1,985,323)	(1,609,488)
	(14,740,797)	(14,378,302)
	$10,875,997	$11,270,860

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2011	2010	2011	2010
Contract and service revenue
Contract	$1,832,003	$1,662,091	$3,721,569	$2,776,818
Service	8,101,229	8,646,467	15,231,545	16,768,246
Other	904	1,287	1,459	2,395
	9,934,136	10,309,845	18,954,573	19,547,459
Cost of sales (excluding depreciation and amortization))
Contract	914,957	1,017,603	1,976,688	1,571,874
Service	6,590,189	6,522,220	12,200,451	12,870,947
Project expenses	294,458	234,088	587,082	463,887
Selling expenses	268,517	202,109	496,288	470,234
General and administrative expenses	954,865	1,364,203	1,956,621	2,587,835
Depreciation expense	429,078	584,338	907,370	1,183,204
Amortization of intangible assets	8,295	57,812	16,422	115,548
	9,460,359	9,982,373	18,140,922	19,263,529
Income from operations	473,777	327,472	813,651	283,930
Interest and other expenses (income)
Net financing expenses	509,721	577,403	1,021,412	1,171,771
Amortization of deferred charges	39,112	43,376	79,482	86,308
Foreign currency translation (gain) loss	1,092	353,849	(280,907)	92,574
	549,925	974,628	819,987	1,350,653
(Loss) before income taxes	(76,148)	(647,156)	(6,336)	(1,066,723)
Income taxes	-	-	-	-
Net (loss)	(76,148)	(647,156)	(6,336)	(1,066,723)
Other comprehensive (loss):
Foreign currency translation adjustment	-	472,246	(375,835)	124,701
Comprehensive (loss)	$(76,148)	$(174,910)	$(382,171)	$(942,022)
Basic and diluted weighted-average shares	37,488,714	37,488,714	37,488,714	37,488,714
Basic and diluted (loss) per share	$(0.00)	$(0.02)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaduited)

	Six months ended June 30,
	2011	2010

Operating activities
Net cash provided by operating activities	$800,320	$455,005
Investing activities
Proceeds from sales of property and equipment	17,035	7,611
Purchase of property and equipment	(28,915)	(36,966)
Net cash (used in) investing activities	(11,880)	(29,355)
Financing activities
Proceeds from (repayment of) bank indebtedness	384,727	76,503
Repayment of capital leases	(752,717)	(744,678)
Repayment of term notes	(50,000)	(50,000)
Net cash (used in) financing activities	(417,990)	(718,175)
Effect of foreign exchange rate changes in cash	(125,669)	41,013
Net change in cash and cash equivalents	244,781	(251,512)
Cash and cash equivalents, beginning of period	2,030,707	2,441,204
Cash and cash equivalents, end of period	$2,275,488	$2,189,692

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
June 30, 2011 (Unaudited)

1.           Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at June 30, 2011, and the consolidated condensed statements of operations and cash flows for the periods ended June 30, 2010 and 2011, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc (collectively the “Company”). All material inter-company accounts, transactions and profits have been eliminated. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $33,645,258, a stockholders’ deficit of $14,740,797 and a working capital deficit of $ 14,200,086 at June 30, 2011, and at such date have current maturities of term loans aggregating to $14,001,128. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and, accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. As of June 30, 2011, there were 15,644,983 shares of common stock issuable upon the exercise of warrants and 1,704,155 shares issuable upon the exercise of options (1,575,000 shares related to the Employee Stock Options (see Note 8 in the Financial Statements)). Also, included in the balance, 15,860,983 shares of common stock issuable upon the exercise of warrants and 129,155 shares issuable upon the exercise of options issued to Laurus Master Fund, Ltd and its related entities, Erato Corporation, Valens Offshore Fund and Valens U.S. Fund, LLC and PSource Structured Debt Limited (“Laurus”). Additionally, there were 49 shares of common stock of Cancable Holding issuable upon the exercise of options and 20 shares of common stock of Iview Holding issuable upon the exercise of options to Laurus and its related entities.

Management believes that its existing capital will be sufficient to sustain its operations if the Company can refinance our and/or restructure its debt due in 2011. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has reduced general and administrative expenses to improve cash flow and has also increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. Finally, the Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate capital and short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time, although there can be no assurance of this. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists of parts, materials and supplies and is stated at the lower of cost or market. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence ($100,000 at June 30, 2011 and December 31, 2010), and excess inventory based upon assumptions about future demand and market conditions.

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

2.           Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the six months ended June 30, 2011, the amortization of deferred financing cost was approximately $79,482 (2010 - $86,308).

Cost	$1,214,997
Accumulated amortization	(1,063,222)

$151,775

The estimated amortization expense for each of the next three fiscal years is as follows:

Year	Amount
2011	$78,492
2012	48,911
2013	24,352
$151,755

3.	Intangible Assets

	Cost	Accumulated amortization	Net book value
Customer relationships	$1,402,062	$1,360,594	$41,468

Amortization expense for the six months period ended June 31, 2011 amounted to $16,422 (2010-$115,548).

4.           Bank Indebtedness

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. The credit facilities for AC Technical and Cancable were $500,000 and $3,500,000 respectively, and bear interest at the bank’s domestic prime rate plus 1.5% to 3.4% for Canadian dollar amounts. Interest is payable monthly. The facilities are secured by a first security interest in book debts, inventory, certain other assets and life insurance. As at June 30, 2011, the interest rate of the Canadian dollar amount was 4.0% to 5.9%. At June 30, 2011, the borrowings outstanding under both facilities were $1,076,799 and the average borrowing outstanding during the six months ended June 30, 2011 was $863,772. The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At June 30, 2011, the Company was contingently liable under an irrevocable letter of credit issued by our bank in November 2010 in the amount of $150,000 which will expire in November 2011. The letter of credit was issued to a customer as a security for the performance of a preventive maintenance contract awarded to AC Technical.

5.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company, subject to the bank’s security interest.

The Cancable Note bears interest at the prime rate plus 1.75% with a minimum rate of 7%, and requires minimum monthly payments of $81,726 until the indebtedness is paid in full except that the Company is not obligated, except upon an event of default, to pay more than 25% of the original principal amount prior to December 31, 2011, at which time the debt matures.

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

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests. Because the options have not been exercised and because Cancable Holding and Iview Holding have incurred losses, no noncontrolling interests have been recognized at June 30, 2011.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. However, as allowed by the debt agreement, since March 2007, the Company has deferred such monthly payments until maturity by issuing warrants to purchase up to 4,860,000 shares of common stock of the Company at per-share prices from $0.03 to $2.84. The Company extended the maturity date of this note to December 31, 2011, at which time the entire principal will be due.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $8,333 through the original maturity date (February 1, 2011), with the balance of $1,600,000 payable on such date. On August 13, 2011, the Company extended the maturity date to December 31, 2011.

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“Valens U.S.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and Valens U.S. are entities related to Laurus. The Company also issued to Valens Offshore and Valens U.S. warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans are secured by substantially all of the assets of the Company, subject to the bank’s security interest.

Interest on the term notes for the six months ended June 30, 2011 was $789,484 (2010: $771,607).

June 30, 2011
Cancable Note interest at prime plus 1.75% (minimum of 7%), due December 31, 2011	$5,148,754
Company Note interest at prime plus 2% (minimum of 7%), due December 31, 2011	7,287,500
Iview Note interest at prime plus 2% (minimum of 7%), due on December 31, 2011	1,564,873
Company Second Notes. interest at 12%, due on June 24, 2013	2,500,000
Less: unamortized discount	(680,446)
15,820,681
Less: current portion	14,001,128
$1,819,553

Scheduled principal payments for the next three fiscal years are as follows:

Amount
2011	$14,001,128
2012	-
2013	1,819,553
$15,820,681

6.           Net Financing Expenses

	Six months ended June 30,
	2011	2010
Capital leases	$191,198	$306,552
Interest on credit facility and term notes	789,484	771,607
Interest on deferred principal repayment of term note	13,507	67,191
Related parties	27,223	26,421
	$1,021,412	$1,171,771

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

Interest expense recognized for the six months period ended June 30, 2011 was $27,223 (2010 - $26,421).

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

The Plan is administered by the Board of Directors, or its Compensation Committee. The Plan allowed for the issuance of 4,000,000 options to purchase shares of common stock and shares of common stock covered by options which terminated or expired prior to exercise were available for further options under the Plan. The maximum aggregate number of shares of Stock that were allowed to be issued under the Plan as “incentive stock options” was 3,500,000 shares.

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

At June 30, 2011, options to purchase 1,575,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of June 30, 2011, there was $17,314 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.04 years. At June 30, 2011, 1,387,500 options were vested. The cost recognized for the six months period ended June 30, 2011 was $6,169 (2010: $46,200) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the period ended June 30, 2011 and the six months ended June 30, 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2009	2,005,000	$0.65	4.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(405,000)	$0.63	0.96	-
Outstanding at December 31, 2010	1,600,000	$0.65	1.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(25,000)	$0.63	0.25	-
Outstanding at June 30, 2011	1,575,000	$0.65	0.56	-

Exercisable at June 30, 2011	1,387,500	$0.65	0.21	-

As of June 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.03 closing stock price of the common stock on June 30, 2011, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of June 30, 2011.

Since there were no options exercised during the year ended December 31, 2010 or the six months ended June 30, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the six months ended June 30, 2011 and the year ended December 31, 2010 was $0 (none were granted in 2011 and 2010).

The following table summarizes information about fixed price stock options at June 30, 2011:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	1,465,000	0.54	$0.63	1,280,000	$0.63
$0.90	100,000	0.67	$0.90	100,000	$0.90
$1.12	10,000	1.98	$1.12	7,500	$1.12
	1,575,000			1,387,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of June 30, 2011 and granted, vested or canceled during the six month period ended June 30, 2011 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2011	217,500	$0.17
Granted	-	-
Vested	(30,000)	$0.22
Canceled	-	-
Non-vested at June 30, 2011	187,500	$0.14

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the six months ended June 30, 2011, in connection with financing, the Company issued warrants to purchase 648,000 shares of common stock. The fair value of the warrants of $13,506 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.17% to 1.78%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.02 to $0.03 and the life of the warrants 4 years.

As of June 30, 2011, we had the following common stock warrants outstanding:

Issue Date	Expiry Date	Number of warrants	Exercise Price Per share	Value-issue date	Issued for
09-30-2004	09-30-2016	2,250,000	$1.15	$1,370,000	Financing
03-31-2005	03-31-2012	100,000	$1.20	$60,291	Financing
04-30-2005	04-30-2017	100,000	$1.01	$44,309	Financing
05-31-2005	05-31-2012	100,000	$1.01	$56,614	Financing
06-22-2005	06-22-2017	313,000	$1.00	$137,703	Financing
06-30-2005	06-30-2017	100,000	$0.90	$50,431	Financing
07-31-2005	07-31-2012	100,000	$1.05	$56,244	Financing
08-31-2005	08-31-2012	100,000	$1.05	$22,979	Financing
09-30-2005	09-30-2012	100,000	$0.80	$36,599	Financing
10-31-2005	10-31-2012	100,000	$0.80	$27,367	Financing
11-30-2005	11-30-2012	100,000	$0.80	$16,392	Financing
12-31-2005	12-31-2012	100,000	$0.80	$10,270	Financing
02-13-2006	02-13-2016	1,927,096	$0.01	$1,529,502	Financing
03-01-2007	03-01-2016	108,000	$0.90	$39,519	Financing
04-01-2007	04-01-2016	108,000	$1.15	$50,529	Financing
07-01-2007	07-01-2011	108,000	$2.10	$93,307	Financing
08-01-2007	08-01-2011	108,000	$2.55	$112,117	Financing
09-01-2007	09-01-2011	108,000	$2.73	$118,647	Financing
10-01-2007	10-01-2011	108,000	$2.43	$105,362	Financing
11-01-2007	11-01-2011	108,000	$2.60	$111,868	Financing
12-01-2007	12-01-2011	108,000	$2.55	$107,284	Financing
01-01-2008	01-01-2012	108,000	$2.84	$108,331	Financing
01-22-2008	01-22-2058	812,988	$0.01	$1,470,687	Acquisition
01-22-2008	01-22-2058	1,738,365	$0.01	$3,144,685	Financing
01-30-2008	01-30-2058	506,250	$0.01	$1,001,909	Financing
01-30-2008	01-30-2058	292,500	$0.01	$578,880	Financing
02-01-2008	02-01-2012	108,000	$2.09	$85,612	Financing
03-01-2008	03-01-2012	108,000	$2.04	$80,253	Financing
04-01-2008	04-01-2012	108,000	$1.09	$162,748	Financing
05-01-2008	05-01-2012	108,000	$1.19	$103,180	Financing
06-01-2008	06-01-2012	108,000	$1.02	$88,114	Financing
06-23-2008	06-23-2018	627,451	$0.01	$560,736	Financing
06-23-2008	06-23-2018	1,333,333	$0.01	$1,211,168	Financing
02-01-2009	02-01-2013	108,000	$0.25	$22,728	Financing
03-01-2009	03-01-2013	108,000	$0.19	$17,277	Financing
04-01-2009	04-01-2013	108,000	$0.18	$15,868	Financing
05-01-2009	05-01-2013	108,000	$0.16	$14,557	Financing
06-01-2009	06-01-2013	108,000	$0.27	$24,105	Financing
07-01-2009	07-01-2013	108,000	$0.27	$24,105	Financing
08-01-2009	08-01-2013	108,000	$0.25	$22,786	Financing
09-01-2009	09-01-2013	108,000	$0.16	$14,567	Financing
10-01-2009	10-01-2013	108,000	$0.12	$10,921	Financing
11-01-2009	11-01-2013	108,000	$0.15	$13,656	Financing
12-01-2009	12-01-2013	108,000	$0.08	$7,275	Financing
01-01-2010	01-01-2014	108,000	$0.08	$7,292	Financing
02-01-2010	02-01-2014	108,000	$0.12	$10,925	Financing
03-01-2010	03-01-2014	108,000	$0.08	$25,484	Financing
04-01-2010	04-01-2014	108,000	$0.09	$8,461	Financing
05-01-2010	05-01-2014	108,000	$0.07	$8,457	Financing
06-01-2010	06-01-2014	108,000	$0.07	$6,572	Financing
07-01-2010	07-01-2014	108,000	$0.07	$6,566	Financing
08-01-2010	08-01-2014	108,000	$0.07	$6,562	Financing
09-01-2010	09-01-2014	108,000	$0.05	$4,615	Financing
10-01-2010	10-01-2014	108,000	$0.05	$4,613	Financing
11-01-2010	11-01-2014	108,000	$0.04	$1,844	Financing
12-01-2010	12-01-2014	108,000	$0.04	$3,200	Financing
12-31-2010	12-31-2014	200,000	$0.03	$5,051	Consulting
01-01-2011	01-01-2015	108,000	$0.03	$3,200	Financing
02-01-2011	02-01-2015	108,000	$0.03	$3,200	Financing
03-01-2011	03-01-2015	108,000	$0.03	$3,200	Financing
04-01-2011	04-01-2015	108,000	$0.03	$1,302	Financing
05-01-2011	05-01-2015	108,000	$0.03	$1,302	Financing
06-01-2011	06-01-2015	108,000	$0.02	$1,302	Financing
		15,644,983

9.           Major Customers

During the six months ended June 30, 2011, the Company derived 62.5% (2010:62.9%) of its revenue from two customers. The accounts receivable from these customers comprise 35.6% (2010: 44.7%) of the total trade receivable.

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) and its wholly owned subsidiary OSSIM View Inc., corporations incorporated under the laws of the Province of Ontario, provide video surveillance products and technologies to the market.

	June 30, 2011	June 30, 2010
Sales:
Cancable	$14,508,050	$15,933,108
AC Technical	4,393,063	3,576,632
Iview	52,040	36,320
Creative Vistas, Inc.	1,420	1,399
Consolidated Total	$18,954,573	$19,547,459
Depreciation and amortization:
Cancable	$866,316	$1,142,055
AC Technical	21,210	20,946
Iview	19,844	20,203
Consolidated Total	$907,370	$1,183,204
Interest expense:
Cancable	$668,633	$771,837
Iview	55,570	49,844
AC Acquisition	27,223	26,421
Creative Vistas, Inc.	269,986	323,669
Consolidated Total	$1,021,412	$1,171,771
Net (Loss):
Cancable	$(171,230)	$(765,194)
AC Technical	277,858	202,836
Iview	(48,206)	(51,644)
AC Acquisition	58,894	(26,421)
Corporate (1)	(123,652)	(426,300)
Consolidated Total	$(6,336)	$(1,066,723)
Total Assets
Cancable	$6,047,403	$8,798,549
AC Technical	3,532,067	3,193,054
Iview	526,214	757,445
Creative Vistas, Inc.	770,313	1,353,033
Consolidated Total	$10,875,997	$14,102,081
Property, plant and equipment
Cancable	$2,693,900	$4,547,587
AC Technical	774,927	745,622
Iview	2,574	40,779
Consolidated Total	$3,471,401	$5,333,988
Property, Plant and Equipment Expenditures
Cancable	$25,259	$30,592
AC Technical	3,656	6,374
Iview	-	-
Consolidated Total	$28,915	$36,966

(1)
Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	June 30, 2011	June 30, 2010
Contract	$3,721,569	$2,776,818
Service	15,231,545	16,768,246
Others	1,459	2,395
Total sales to external customers	$18,954,573	$19,547,459

For the six months ended June 30, 2011, revenue generated by the Company in Canada and the United States was $16,997,443 (2010:$16,489,613) and $1,957,130 (2010: $3,057,846), respectively.

11.	Contingency

By Notice of Application issued in the Federal Court of Appeal on September 17, 2010 by our Subsidiary, XL Digital Services Inc. (“XL Digital”), as applicant against Communications, Energy and Paperworkers Union of Canada (“CEP”) as respondent, XL Digital applied to the Federal Court of Appeal for judicial review of the decision of the Canada Industrial Relations Board (the “Board”) dated August 23, 2010 wherein the Board concluded that it had jurisdiction over XL Digital, and found CEP to be a trade union within the meaning of the Canada Labour Code, and certified CEP to be the bargaining agent for all employees of XL Digital working in and out of its London, Ontario office. The application for judicial review was heard by the Federal Court of Appeal on May 18, 2011 and the judge dismissed the application for judicial review requested by XL Digital. The Company expects there may be a financial impact as a result of CEP becoming the bargaining agent of the London, Ontario employees of XL Digital and the operations of the London, Ontario employees being under federal jurisdiction but it is impossible to quantify the impact at this time.

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

Results of Operations
Comparison of Three Month Period Ended June 30, 2011
to Three Month Period Ended June 30, 2010

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we compared the three month period ended June 30, 2011 to the comparable period in 2010.

Sales: Sales for the three months ended June 30, 2011 decreased 3.6% to $9,934,100 from $10,309,800 for the three months ended June 30, 2010. The decrease in revenue was mainly due to the decline in service revenue of the Cancable Segment to $7,763,900 for the three month period ended June 30, 2011 from $8,256,000 for the corresponding period in 2010. The decline in revenue from the Cancable segment was offset with the growth of revenue from the AC Technical Segment.

(a)           Cancable Segment – This segment includes Cancable Inc., Cancable, Inc., XL Digital and 2141306 Ontario Inc. (collectively, the “Cancable Group”). The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group’s service offering, network deployment, IT integration, and support services enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. The total revenue from the Cancable segment was $7,763,900 for the three months ended June 30, 2011, compared to $8,256,000 for same period in 2010, representing a decrease of $492,100 or 5.9%. The decrease in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the three months ended June 30, 2011 was $5,395,400 or 69.5% of total Cancable revenue compared to $5,614,300 or 68.0% for same period in 2010. Total revenue generated in the United States for the three months ended June 30, 2011 was $1,017,500 compared to $1,466,600 for same period in 2010. The decline in revenue was primarily due to Cancable’s exit from two markets located in Louisiana. Revenue generated from the two exited markets was $913,300 for the three months ended June 30, 2010. The company has plans to expand to other stronger markets in the United States. (b) AC Technical segment - Total revenue of the AC Technical segment was $2,154,800 for the three months ended June 30, 2011 compared to $2,029,400 for the corresponding period in 2010. The increase in revenue primarily resulted from the increase in contract revenue to $1,817,500 for the three months ended June 30, 2011 compared to $1,638,900 for same period in 2010. The service revenue was $337,300 for the three months ended June 30, 2011, compared to $390,400 for same period in 2010.

Direct Expenses (excluding depreciation and amortization): Direct expenses for the three months ended June 30, 2011 was $7,505,200 or 75.5% of revenues compared to $7,539,800 or 73.1% of revenues for same period in 2010.

(a) Cancable Segment – Direct expenses of this segment were $6,422,600 for the three months ended June 30, 2011, comprised principally of labor expenses of $4,900,700, vehicle expenses of $597,100 and material cost of $395,800. The direct expenses for the three months ended June 30, 2010 were comprised principally of labor expenses of $4,975,100, vehicle expenses of $528,100 and material cost of $455,600. The decrease since last year was primarily due to the decrease in revenue.

(b) AC Technical Segment – Direct expenses of this segment were $1,082,500. The material cost was $671,700 or 31.2% of the AC Technical revenue for the three months ended June 30, 2011 compared to $515,600 or 25.4% of revenues in the same period of fiscal 2010. The increase in percentage of material costs was primarily a result of certain contracts having greater material needs. On the other hand, the labor and subcontractor cost increased to $394,500 or 18.3% of AC Technical revenues for the three months ended June 30, 2011 compared to $586,800 or 28.9% of AC Technical revenues for the corresponding period of fiscal 2010. The decrease in labor and subcontractor cost resulted primarily from certain contracts having less labor needs in the second quarter of fiscal 2011.

Project expenses: Project expenses increased to $294,500 or 3.0% of revenue for the three months ended June 30, 2011, compared to $234,100 or 2.3% for the same period in 2010. These expenses were mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $178,900 in the second quarter of fiscal 2011 compared to $158,700 for the same period of fiscal 2010 with no material fluctuation. In addition, automobile and travel expenses increased to $85,500 for the three months ended June 30, 2010 compared to $55,800 for the same period of fiscal 2010. The increase was primarily due to the increase in gas prices.

Selling expenses: Selling expenses were $268,500 or 2.7% of revenues for the second quarter of fiscal 2011 compared to $202,100 or 2.0% of revenues for the same period in 2010. Selling expenses were mainly related to the AC Technical segment. The balance for the three months ended June 30, 2011 is mainly comprised of salaries and commission to salespersons of $138,000 compared to $87,400 for the same period of fiscal 2010. Advertising and promotion and trade show expenses were $36,900 in the second quarter of 2011 compared to $29,200 for the same period of fiscal 2010.

General and administrative expenses: General and administrative expenses were $954,900 or 9.6% of revenues for the second quarter of fiscal 2011 compared to $1,364,200 or 13.2% for the same period in 2010. For the three months ended June 30, 2011 these costs were mainly comprised of $187,100 of professional fees related to preparation of quarterly reports and other corporate and legal matters, compared to $123,500 for the same period in 2010. In addition, investor relations expenses amounted to $20,000 for the second quarter of fiscal 2010 and there was no such expense for the same period of fiscal 2011. Total salaries and benefits to administrative staff were $496,000 for the second quarter of fiscal 2011 compared to $545,800 for the corresponding period of 2010. The decrease in balance was mainly due to higher headcount in 2010.

Depreciation: Total depreciation of property plant and equipment was $429,100 for the second quarter of fiscal 2011 compared to $584,400 for the same period in 2010. The decrease in the balance was primarily due to certain assets acquired in 2006 and 2007 being fully amortized.

Amortization of intangible assets: Amortization of customer relationships and trade name was $8,300 for the three months ended June 30, 2011 compared to $57,800 for the same period of fiscal 2010. The decrease was mainly due to the trade name, which was acquired in 2006, being fully amortized.

Interest and other expenses (income): Interest and other expenses for the three months ended June 30, 2011 were $549,900 or 5.5% of revenues compared to interest and other income of $974,600 or 9.5% of revenues for the same period in 2010. The balance for the three months ended June 30, 2011 was primarily comprised of net financing expenses of $509,700 or 5.1% of revenues compared to $577,400 or 5.6% of revenues for the same period of 2010. The interest due with respect to the Company’s credit facilities was $401,200 for the three months ended June 30, 2011 compared to $394,900 for the same period in 2010. Additionally, the foreign currency translation loss for the quarter ended June 30, 2011 was $1,100 compared to a foreign currency translation loss of $353,800 for the same period of 2010. The change was related to the foreign currency translation of term notes which resulted from the Canadian dollar trading higher than the U.S. dollar at June 30, 2011 as compared to the same period of 2010.

Income taxes: No income taxes were paid and/or owed during the three months ended June 30, 2011 and 2010, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved our deferred income tax assets, there was no provision and/or benefits for income taxes.

Net Income/Loss: Net loss for the second quarter of fiscal 2011 was $76,100 compared to a net loss of $647,200 for the same period in 2010. The Company’s operating income was $473,800 for the three months ended June 30, 2011 compared to $327,500 for the corresponding period of 2010. The year-over-year increase in operating income primarily reflected a focused cost reduction program across the Company.

Results of Operations
Comparison of Six Month Period Ended June 30, 2011
to Period Ended June 30, 2010

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the six months ended June 30, 2011 to the corresponding period in 2010.

Sales: Sales for the six month period ended 2011 decreased 3.0% to $18,954,600 from $19,547,500 for the six month period ended 2010. The decrease in revenue was mainly due to the decrease in service revenue of the Cancable segment to $14,508,100 for the six month period ended 2011 from $15,933,100 for the same period in 2010.

(a)           Cancable Segment – This segment includes, but is not limited to, Cancable Inc., XL Digital Services, Inc. and 2141306 Ontario Inc. (collectively, the “Cancable Group”). The principal activity is provisioning the deployment and servicing of broadband technologies in both residential and commercial markets. The Cancable Group’s service offering, network deployment, IT integration, and support services, enable the cable television and telecommunications industries to deliver a high quality broadband experience to their customers. The total revenue from the Cancable segment was $14,508,100 for the six months ended June 30, 2011, compared to $15,933,100 for same period in 2010. The decrease in revenue was primarily due to the decrease in revenue generated from our customer Rogers Cable Inc. Rogers Cable Inc. is Cancable Group’s largest customer and the revenue from this customer for the six months ended June 30, 2011 was $9,890,800 or 52.2% of total Cancable Group’s revenue compared to $10,332,300 or 64.8% of total Cancable Group’s revenue for same period in 2010. Total revenue generated in the United States for the six months ended June 30, 2011 was $1,957,100 compared to $3,057,800 for same period in 2010.

(b)           AC Technical segment - Total revenue of the AC Technical segment was $4,393,100 for the six months ended June 30, 2011 compared to $3,576,600 for the corresponding period in 2010. The increase in revenue was mainly due to the increase in contract revenue which was $3,721,600 for the six months ended June 30, 2011 compared to $2,776,800 for same period in 2010. The service revenue was $727,700 for the six months ended June 30, 2011, compared to $823,000 for same period in 2010.

Direct Expenses (excluding depreciation and amortization): Cost of sales for the six months ended June 30, 2011 was $14,177,100 or 75.8% of revenues compared to $14,442,800 or 73.9% of revenues for same period in 2010.

(a)           Cancable segment – Cost of sales of this segment was $11,792,300 or 81.3% of Cancable Group’s revenue for the six months ended June 30, 2011 compared to $12,616,200 or 79.2% for the six months ended June 30, 2010. Cost of sales is comprised principally of labor expenses of $9,119,400, vehicle expenses of $1,105,400 and material cost of $666,800. For the six months ended June 30, 2010, cost of sales was comprised principally of labor expenses of $9,754,200, vehicle expenses of $1,057,900 and material cost of $840,300.

(b) AC Technical segment – Direct expenses of this segment were $2,342,500. The material cost was $1,583,200 or 36.0% of the AC Technical revenue for the six months ended June 30, 2011 compared to $944,700 or 26.4% of revenues in the same period of fiscal 2010. The increase in percentage of material costs was primarily a result of some contracts requiring more material. On the other hand, labor and subcontractor cost decreased to $719,100 or 16.4% of AC Technical revenues for the six months ended June 30, 2011 compared to $832,100 or 23.3% of AC Technical revenues for the same period of fiscal 2010. The decrease in labor and subcontractor cost was mainly due to some contracts requiring less labor hours.

Project expenses: Project expenses increased to $587,100 or 3.1% of revenue for the six months ended June 30, 2011, compared to $463,900 or 2.4% of revenue for the same period in 2010. These expenses were mainly related to the AC Technical segment. The balance mainly includes the salaries and benefits of indirect staff amounting to $346,900 in the six months ended June 30, 2011 compared to $306,500 for the same period of fiscal 2010. Automobile and travel expenses increased to $174,700 for the six months ended June 30, 2011 compared to $118,900 for the same period of fiscal 2010. The increase in automobile and travel expenses was due to the increase in gas prices and travel by the staff.

Selling expenses: Selling expenses were $496,300 or 2.6% of revenues for the six months ended June 30, 2011 compared to $470,200 or 2.4% of revenues for the same period in 2010. Selling expenses were mainly related to the AC Technical segment. The balance for the six months ended June 30, 2011 is mainly comprised of salaries and commissions to salespersons of $253,700 compared to $196,900 for the same period of fiscal 2010. Advertising, promotion and trade show expenses were $58,600 for the six months ended June 30, 2011 compared to $96,200 for the same period of fiscal 2010.

General and administrative expenses: General and administrative expenses were $1,956,600 or 10.3% of revenues for the six months ended June 30, 2011 compared to $2,587,800 or 13.2% for the same period in 2010. The balance for the six months ended June 30, 2011 was mainly comprised of $340,700 of professional fees related to preparation of quarterly reports and other corporate matters compared to $258,600 for the same period in 2010. The increase in professional fees was primarily due to the increase in legal cost for corporate matters. In addition, investor relations expenses of $50,000 for the six months ended June 30, 2010 and there was no such expense for the same period of fiscal 2011. Total salaries and benefits to administrative staff of $979,700 for the six months ended June 30, 2011 compared to $1,119,400 for the corresponding period of 2010. The decrease in general and administrative expenses was primarily the result of cost reduction initiatives.

Depreciation: Total depreciation of property plant and equipment was $907,400 for the six months ended June 30, 2011 compared to $1,183,200 for the same period in 2010. The decrease in the balance was primarily due to certain assets acquired in 2006 and 2007 being fully amortized.
Amortization of intangible assets: Amortization of customer relationships and trade name was $16,400 for the six months ended June 30, 2011 compared to $115,500 for the same period of fiscal 2010. The decrease was mainly due to the trade name acquired in 2006 being fully amortized.

Interest and other expenses (income): Interest and net other expenses for the six months ended June 30, 2011 were $820,000 or 4.3% of revenues compared to $1,350,700 or 6.9% of revenues for the same period in 2010. The balance for the six months ended June 30, 2011 was primarily comprised of net financing expenses which decreased to $1,021,400 or 5.4% of revenues compared to $1,171,800 or 6.0% of revenues for the same period of 2010. The interest due with respect to the Company’s credit facilities was $789,500 for the six months ended June 30, 2011 compared to $771,600 for the same period in 2010. Additionally, the foreign currency translation gain for the six months ended June 30, 2011 was $280,900 compared to a foreign currency translation loss of $92,600 for the same period of 2010. The change was related to the foreign currency translation of term notes which resulted from the Canadian dollar trading higher than the U.S. dollar at June 30, 2011 as compared to the same period of 2010.

Income taxes: No income taxes were paid and/or owed during the six months ended June 30, 2011 and 2010, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved our deferred income tax assets, there was no provision and/or benefits for income taxes.

Net Income/Loss: Net loss for the six months ended June 30, 2011 was $6,300 compared to a net loss of $1,066,700 for the same period in 2010. The Company’s operating income was $813,700 for the six months ended June 30, 2011 compared to an operating income of $283,900 for the same period of 2010. The year-over-year increase in operating income primarily reflected a focused cost reduction program across the Company.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2011, we had $2,275,488 in cash. We have an accumulated deficit of $33,645,258, a stockholders’ deficit of $14,740,797 and a working capital deficit of $14,200,086 at June 30, 2011, and at such date we have current maturities of term loans aggregating $14,001,128. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the loans extended to the Company. We do not currently have the ability to repay the notes in the event of a demand by the holder. Furthermore, we granted a security interest to Laurus and its related entities in substantially all of our assets and accordingly, in the event of any default under our agreements with Laurus and its related entities, they could conceivably attempt to foreclose on our assets, which could cause us to terminate our operations. During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

In addition, we have reduced general and administrative expenses to improve cash flow. We have also increased our rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, we expect to realize additional benefits of our research and development efforts within the next 12 months as we start to introduce our own line of customized products to the industry in Iview DSI. These products and technologies are expected to improve gross margins. We plan to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us.

Net Cash Provided by Operating Activities. Net cash provided by operating activities amounted to $800,300 for the six months ended June 30, 2011 compared to $455,000 for the corresponding period of 2010. The changes were primarily a result of a decrease in net loss as well as factors discussed below.

Comparison of the balance sheet as at June 30, 2011 to December 31, 2010

Accounts Receivable

Our accounts receivable increased by approximately $704,600 compared to the balance as at December 31, 2010. Accounts receivable of the Cancable segment were $2,137,500 as at June 30, 2011 compared to $1,909,800 as at December 31, 2010. The increase was attributable to the timing of payments from our customers. Accounts receivable of AC Technical segment were $1,531,400 as at June 30, 2011 compared to $1,207,800 as at December 31, 2010. The fluctuation in balance was mainly due to the increase in revenue.

Inventory

Inventory at June 30, 2011 was $634,900 compared to $692,900 as at December 31, 2010. The inventory of the Cancable segment as at June 30, 2011 was $213,100 compared to $215,900 as at December 31, 2010. The inventory of AC Technical segment as at June 30, 2011 was $421,900 compared to $476,900 as at December 31, 2010.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $4,344,800 as at June 30, 2011 from $3,990,900 as at December 31, 2010. The increase was mainly due to fluctuations in the timing of payments to our suppliers.

Deferred Income

Deferred income revenue decreased to $44,500 as at June 30, 2011 compared to $110,500 as at December 31, 2010. Deferred revenue primarily relates to payments associated with contracts which are paid in advance and for which revenue is recognized over the term of the contract.

Net Cash Used in Investing Activities. Net cash used by investing activities was $11,900 for the six months ended June 30, 2011, compared to net cash used by investing activities of approximately $29,400 for the six months ended June 30, 2010.

Net Cash Provided By Financing Activities. Net cash used in financing activities was approximately $418,000 for the six months ended June 30, 2011 compared to $718,200 for the six months ended June 30, 2010. The change was primarily the result of net inflows of $384,700 for the six months ended June 30, 2011 from our line of credit, compared to $76,500 in 2010. Our capital lease repayments during the period ended June 30, 2011 were $752,700, compared to $744,700 in 2010.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of June 30, 2011, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.	Legal Proceedings

By Notice of Application issued in the Federal Court of Appeal on September 17, 2010 by our Subsidiary, XL Digital Services Inc. (“XL Digital”), as applicant against Communications, Energy and Paperworkers Union of Canada (“CEP”) as respondent, XL Digital applied to the Federal Court of Appeal for judicial review of the decision of the Canada Industrial Relations Board (the “Board”) dated August 23, 2010 wherein the Board concluded that it had jurisdiction over XL Digital, and found CEP to be a trade union within the meaning of the Canada Labour Code, and certified CEP to be the bargaining agent for all employees of XL Digital working in and out of its London, Ontario office. The application for judicial review was heard by the Federal Court of Appeal on May 18, 2011 and the judge dismissed the application for judicial review requested by XL Digital. The Company expects there may be a financial impact as a result of CEP becoming the bargaining agent of all of the London, Ontario employees of XL Digital and the operations of the London, Ontario employees being under federal jurisdiction but it is impossible to quantify the impact at this time.

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

Dated: August 15, 2011