Form 10-Q
period 2011-09-30
CREATIVE VISTAS INC
filed 2011-11-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011
OR
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

At November 14, 2011, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

Creative Vistas, Inc. Condensed Consolidated Balance Sheets	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and bank balances	$1,190,904	$1,779,345
Accounts receivable, net of allowance for doubtful accounts of $69,524 (2010 - $98,000)	996,663	1,129,942
Income tax receivable	171,429	180,000
Inventory and supplies	387,292	476,968
Prepaid expenses	24,269	14,765
Current assets of discontinued operations	-	2,734,814
Total current assets	2,770,557	6,315,834
Property, plant and equipment, net of depreciation and amortization	707,173	790,874
Deposits	19,048	22,500
Deferred financing costs, net	-	2,157
Deferred income taxes	36,879	37,430
Noncurrent assets of discontinued operations	-	4,102,065
	$3,533,657	$11,270,860
Liabilities and Shareholders' (Deficiency)
Current Liabilities
Bank indebtedness	$-	$255,312
Accounts payable and accrued liabilities	1,582,934	1,748,604
Deferred income	30,073	110,485
Deferred income taxes	25,858	25,858
Current portion of term notes	1,548,207	8,902,374
Current liabilities of discontinued operations	-	9,273,917
Total current liabilities	3,187,072	20,316,550
Notes payable to related parties	1,500,000	1,500,000
Due to related parties	219,876	230,870
Noncurrent liabilities of discontinued operations	-	3,601,742
	4,906,948	25,649,162
Shareholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized; none issued or outstanding
Common stock, no par value 100,000,000 shares authorized; 37,488,714 shares issued and outstanding
Common stock	6,555,754	6,555,754
Additional paid-in capital	14,334,030	14,314,354
Accumulated (deficit)	(21,998,750)	(33,638,922)
Accumulated other comprehensive (losses)	(264,325)	(1,609,488)
	(1,373,291)	(14,378,302)
	$3,533,657	$11,270,860

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Contract and service revenue
Contract	$1,136,419	$1,471,711	$4,857,989	$4,248,529
Service	334,549	291,360	1,058,045	1,126,498
Other	328	587	1,786	2,983
	1,471,296	1,763,658	5,917,820	5,378,010
Cost of sales (excluding depreciation and amortization)
Contract	592,115	1,049,019	2,568,801	2,620,893
Service	141,898	126,015	507,695	380,744
Project expenses	292,140	235,534	879,222	699,421
Selling expenses	226,124	231,315	722,413	701,549
General and administrative expenses	737,690	230,914	1,610,685	1,336,889
Depreciation expense	12,917	20,443	53,971	61,592
Amortization of intangible assets	-	50,000	-	150,000
	2,002,884	1,943,240	6,342,787	5,951,088
Loss from operations	(531,588)	(179,582)	(424,967)	(573,078)
Interest and other expenses (income)
Net financing expenses	120,852	191,424	473,632	591,357
Amortization of deferred charges	-	6,384	2,179	19,502
Foreign currency translation (gain) loss	121,920	(35,618)	83,571	(23,096)
	242,772	162,190	559,382	587,763
(Loss) from continuing operations before income taxes	(774,360)	(341,772)	(984,349)	(1,160,841)
Income taxes	-	-	-	-
(Loss) from continuing operations	(774,360)	(341,772)	(984,349)	(1,160,841)
Discontinued operations:
Income from discontinued operations, net of income taxes	247,845	975,116	451,498	727,464
Gain on disposal of discontinued operations, net of income taxes	12,173,023	-	12,173,023	-
Income from discontinued operations	12,420,868	975,116	12,624,521	727,464
Net income (loss)	11,646,508	633,344	11,640,172	(433,377)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,720,999	(345,703)	1,345,163	(221,002)
Comprehensive income (loss)	$13,367,507	$287,641	$12,985,335	$(654,379)
Basic and diluted weighted-average shares	37,488,714	37,488,714	37,488,714	37,488,714
Basic and diluted income (loss) per share
Continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Discontinued operations	$0.33	$0.03	$0.34	$0.02
Net income (loss)	$0.31	$0.02	$0.31	$(0.01)

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30
	2011	2010

Operating activities
Net cash (used in) provided by operating activities	$(295,258)	$13,374
Investing activities
Purchase of property and equipment	(4,692)	(6,720)
Net cash (used in) investing activities	(4,692)	(6,720)
Financing activities
Proceeds from (repayment of) bank indebtedness	(260,664)	207,066
Repayment of term notes	(66,667)	(75,000)
Net cash (used in) provided by financing activities	(327,331)	132,066
Effect of foreign exchange rate changes in cash	38,840	6,424
Net change in cash and cash equivalents	(588,441)	145,144
Cash and cash equivalents, beginning of period	1,779,345	2,274,306
Cash and cash equivalents, end of period	$1,190,904	$2,419,450
Supplemental Cash Flow Information
Loan interest or penalties paid with warrant	$13,507	$84,934
Assignment of term loan as a result of sale of Cancable	$7,287,500	$-

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Consolidated Condensed Financial Statements
September 30, 2011 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at September 30, 2011, and the consolidated condensed statements of operations and cash flows for the periods ended September 30, 2010 and 2011, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Cancable Holding Corp. (“Cancable Holding”), Cancable Inc., Cancable XL Inc., XL Digital Services Inc. (“XL Digital”), 2141306 Ontario Inc., Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”) and OSSIM View Inc (collectively the “Company”). As a result of the sale of Cancable Holding, Cancable Inc., Cancable XL Inc., XL Digital and 2141306 Ontario Inc. (collectively the “Cancable Group”) on September 16, 2011 as discussed below, the results of the Cancable Group up to September 16, 2011 is presented as discontinued operations. All material inter-company accounts, transactions and profits have been eliminated.   In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown.  The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.  However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2011 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

Discontinued Operations

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp., a wholly-owned subsidiary of the Company (“Cancable”) and Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which the Company sold its equity interest in Cancable to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, the Company assigned certain of its liabilities and obligations to Cancable, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000, which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable and its subsidiaries.  In addition, in connection with the sale of Cancable to Purchaser, the Company assigned its rights in certain receivables owed to the Company by certain wholly-owned subsidiaries of Cancable, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”)

As a result of our sale of Cancable Group on September 16, 2011, information related to Cancable Group has been reflected in the accompanying condensed consolidated financial statements as follows:

Balance Sheets – Cancable Group’s assets and liabilities have been aggregated and classified as assets and liabilities of discontinued operations in our December 31, 2010 balance sheet.

Statements of Operations and Comprehensive income (loss) – Cancable Group’s income from operations for all periods presented has been reclassified to discontinued operations (see further discussion below). Discontinued operations also includes our estimated income on Cancable Group’s disposal; and

Statements of Cash Flows – Cancable Group’s cash flows for all periods presented have been removed from all our cash flows.

The Company does not expect to have continuing operational involvement in Cancable Group after the sale and future Cancable Group results of operations and cash flows will be eliminated from the Company’s financial statements. As a result, we classified Cancable Group’s results of operations as discontinued operations for all periods presented.

The following table details Cancable Group’s revenues and income from operations which have been reported in discontinued operations:

	July 1 through	Three months ended	January 1 through	Nine months ended
	September 16	September 30	September 16	September 30
	2011	2010	2011	2010
Service revenue	$7,194,092	$9,393,317	$21,702,141	$25,326,424

Cost of sales	5,776,780	7,016,057	17,611,414	19,632,268
General and administrative expenses	456,974	634,578	1,540,620	2,116,444
Depreciation expense	312,343	516,474	1,178,659	1,658,529
Amortization of intangible assets	6,933	7,737	23,355	23,284
	6,553,030	8,174,846	20,354,048	23,430,525
Income from operations	641,062	1,218,471	1,348,093	1,895,899
Interest and other expenses (income)
Net financing expenses	242,756	368,547	911,388	1,140,386
Amortization of deferred charges	56,834	36,604	134,137	109,793
Foreign currency translation (gain) loss	93,627	(161,796)	(148,930)	(81,744)
	393,217	243,355	896,595	1,168,435
Income from discontinued operations, net of income tax	247,845	975,116	451,498	727,464
Gain on disposal of discontinued operations, net of income taxes	12,173,023	-	12,173,023	-
Income from discontinued operations	$12,420,868	$975,116	$12,624,521	$727,464

The assets and liabilities of Cancable Group are classified as assets and liabilities of discontinued operations as of December 31, 2010 as follows:

December 31, 2010

Cash and bank balances	$251,362
Accounts receivable, net of allowance for doubtful accounts	1,909,797
Inventory and supplies	215,913
Prepaid expenses	357,742
Current assets of discontinued operations	$2,734,814

Property, plant and equipment, net of depreciation and amortization	$3,616,865
Deposits	205,934
Deferred financing costs, net	222,950
Intangible assets, net	56,316
Noncurrent assets of discontinued operations	$4,102,065

Bank indebtedness	$395,432
Accounts payable and accrued liabilities	2,242,271
Current portion of obligations under capital leases	1,487,460
Current portion of term notes	5,148,754
Current liabilities of discontinued operations	$9,273,917

Term notes	$1,702,218
Obligations under capital lease, net of current portion	1,899,524
Noncurrent liabilities of discontinued operations	$3,601,742

At the date of the sale of Cancable on September 16, 2011, total assets and liabilities were approximately as follows:

September 16, 2011
Total Assets	$6,836,879
Total Liabilities	20,292,628
(13,455,699)
Reversal of Foreign currency translation adjustments in other comprehensive income	1,282,676
Gain on Disposal	$12,173,023

Liquidity and going concern

Our consolidated condensed financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $21,988,750, a stockholders’ deficit of $1,373,291 and a working capital deficit of $ 416,515 at September 30, 2011, and at such date have current maturities of term loans aggregating to $1,548,207 (“Iview Note”) to Laurus which the Company does not currently have the ability to pay. As a result of the sale of Cancable Group as discussed above, the Holders of the Iview Note terminated and cancelled all guarantees, security interests and other obligations of the Company and certain of its subsidiaries related to the Iview Note.

Assuming that Laurus does not demand repayment of their term loans, management believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins.  The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year and these are additional sources of cash flow for the Company. Finally, the Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate capital and short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time, although there can be no assurance of this.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists of parts, materials and supplies and is stated at the lower of cost or market.  Cost is generally determined on the first in, first out basis.  The inventory is net of estimated obsolescence ($100,000 at September 30, 2011 and December 31, 2010), and excess inventory based upon assumptions about future demand and market conditions.

Earnings (loss) per share

Basic earnings (loss) per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period.  Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period.  Dilutive potential common shares consist of common stock issuable upon exercise of stock options and warrants and conversion of debt using the treasury stock method. Adjustments to earnings per share calculation include reversing interest related to the convertible debts and changes in derivative instruments. During periods when losses are incurred dilutive common shares are not considered in the EPS computations as their effect would be anti-dilutive. There were no common equivalent shares included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 because we had losses from operations for such periods and therefore such common equivalent shares were anti-dilutive.

2.	Deferred Financing Costs, Net

Deferred financing costs, net are associated with the Company’s term notes. For the nine months ended September 30, 2011, the amortization of deferred financing cost was approximately $2,179 (2010 - $19,502). The deferred financing costs were fully amortized by September 30, 2011.

3.	Bank Indebtedness

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc.  As a result of the sale of Cancable Group as discussed above, the credit facility for Cancable was removed. The credit facility for AC Technical is $500,000 and bears interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts.  Interest is payable monthly. The facility is secured by a first security interest in book debts, inventory, certain other assets and life insurance. As at September 30, 2011, the interest rate of the Canadian dollar amount was 4.0%. At September 30, 2011, there were no borrowings outstanding under the facility and the average borrowing outstanding during the nine months ended September 30, 2011 was $127,656.  The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At September 30, 2011, the Company was contingently liable under an irrevocable letter of credit issued by our bank in November 2010 in the amount of $150,000 which will expire in November 2011. The letter of credit was issued to a customer as a security for the performance of a preventive maintenance contract awarded to AC Technical.

4.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan is secured by all of the assets of the Company, subject to the bank’s security interest.  The Cancable Note was assigned to Cancable as a result of sale of Cancable on September 16, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Concurrently, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). As a result of the sale of Cancable on September 16, 2011, the Company Note was assigned to Cancable.

The Iview Note bears interest at the prime rate plus 2% with a minimum rate of 7%.  Interest is calculated on the basis of a 360-day year.  Per the original terms of this note, the minimum monthly payments on the term note were $8,333 through the original maturity date (February 1, 2011), with the balance of $1,600,000 payable on such date. As a result of the sale of Cancable, the loans are no longer guaranteed and secured by substantially all of the assets of the Company and its subsidiaries; however, the note is still outstanding at September 30, 2011 in the amount of $1,548,207.

The options held by Laurus to acquire 49% of Cancable Holding and 20% of Iview Holding are accounted for as noncontrolling interests.  As a result of the sale of Cancable on September 16, 2011, the options have been cancelled by Laurus.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. However, as allowed by the debt agreement, since March 2007, the Company has deferred such monthly payments until maturity by issuing warrants to purchase up to 4,860,000 shares of common stock of the Company at per-share prices from $0.03 to $2.84. As a result of the sale of Cancable, the Company Note was assigned to Cancable and all warrants issued were cancelled.

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“VUS.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and VUS are entities related to Laurus.  The Company also issued to Valens Offshore and VUS warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans are secured by substantially all of the assets of the Company, subject to the bank’s security interest. As a result of the sale of Cancable, the term loans were assigned to Cancable and all warrants issued were cancelled.

Interest on the term notes for the nine months ended September 30, 2011 was $419,138 (2010: $466,642).

As a result of the sale of Cancable, the term loans assigned to Cancable Group were as follows:

September 16, 2011
Cancable Note interest at prime plus 1.75% (minimum of 7%)	5,148,754
Company Note interest at prime plus 2% (minimum of 7%)	7,287,500
Company Second Notes. interest at 12%	2,500,000
Less: unamortized discount	(1,082,175)
13,854,079

5.	Net Financing Expenses

	Nine months ended September 30,
	2011	2010
Interest on credit facility and term notes	$419,138	$466,642
Interest on deferred principal repayment of term note	13,507	84,934
Related parties	40,987	39,781
	$473,632	$591,357

6.	Note Payable to Related Parties

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

Interest expense recognized for the nine months period ended September 30, 2011 was $40,987 (2010 - $39,781).

7.	Income Taxes

As a result of prior large net operating losses, the gain on sale of Cancable resulted in no income taxes payable. The Company has unutilized taxable losses in the United States available for carry forward to reduce net income of approximately $3,000,000, which expire in various years between 2028 and 2030.  In addition, the Company has unutilized taxable losses in the Canadian taxes available for carry forward to reduce net income of approximately $1,000,000 otherwise payable in future years which begin to expire in 2015 through 2020.

8.	Shareholders’ (Deficit)

Options

In conjunction with the issuance of the Cancable Note and Iview Notes in 2006, the Company had granted Laurus options to purchase up to 49% of Cancable Holding Corp. and 20% of Iview Holding Corp. As a result of the sale of Cancable on September 16, 2011, the options mentioned above were cancelled.

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

At September 30, 2011, options to purchase 360,000 shares of common stock were outstanding.  These options vest ratably in annual installments, over the four year period from the date of grant.  As of September 30, 2011, there was $15,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.04 years. The cost recognized for the nine month period ended September 30, 2011 was $6,169 (2010: $46,200) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the period ended September 30, 2011 and the nine months ended September 30, 2011 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2009	2,005,000	$0.65	4.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(405,000)	$0.63	0.96	-
Outstanding at December 31, 2010	1,600,000	$0.65	1.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,240,000)	$0.63	-	-
Outstanding at September 30, 2011	360,000	$0.72	2.18	-

Exercisable at September 30, 2011	232,500	$0.76	1.8	-

As of September 30, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.05 closing stock price of the common stock on September 30, 2011, the last trading day of the second quarter of fiscal 2010.  There were no in-the-money options outstanding and exercisable as of September 30, 2011.

Since there were no options exercised during the year ended December 31, 2010 or the nine months ended September 30, 2011, there was no intrinsic value of options exercised.

The total fair value of options granted during the nine months ended September 30, 2011 and the year ended December 31, 2010 was $0 (none were granted in 2011 and 2010).

The following table summarizes information about fixed price stock options at September 30, 2011:

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	250,000	2.91	$0.63	125,000	$0.63
$0.90	100,000	0.42	$0.90	100,000	$0.90
$1.12	10,000	1.73	$1.12	7,500	$1.12
	360,000			232,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of September 30, 2011 and granted, vested or canceled during the nine month period ended September 30, 2011 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2011	217,500	$0.17
Granted	-	-
Vested	(90,000)	$0.22
Canceled	-	-
Non-vested at June 30, 2011	127,500	$0.14

Warrants

The Company uses the Black-Scholes option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the nine months ended September 30, 2011, in connection with financing, the Company issued warrants to purchase 648,000 shares of common stock.  The fair value of the warrants of $13,506 was measured using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 1.17% to 1.78%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.02 to $0.03 and the life of the warrants 4 years. As a result of the sale of Cancable, total issued warrants to purchase 15,444,983 shares (including the 648,000 warrants mentioned above) of common stock were cancelled.  Total outstanding warrants as of September 30, 2011 were 200,000 issued to a non-employee for consulting service with the expiry date of December 31, 2014.

8.	Segment Information

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

	September 30, 2011	September 30, 2010
Sales:
AC Technical	$5,868,160	$5,330,094
Iview	47,910	45,960
Creative Vistas, Inc.	1,750	1,956
Consolidated Total	$5,917,820	$5,378,010
Depreciation and amortization:
AC Technical	$31,579	$31,336
Iview	22,392	30,256
Consolidated Total	$53,971	$61,592
Interest expense:
Iview	74,804	79,801
AC Acquisition	40,987	39,780
Creative Vistas, Inc.	357,841	471,776
Consolidated Total	$473,632	$591,357
Loss from continuing operations
AC Technical	$(9,680)	$(117,310)
Iview	(287,228)	(173,894)
AC Acquisition	(40,987)	(39,780)
Creative Vistas, Inc.	(646,454)	(829,857)
Consolidated Total	$(984,349)	$(1,160,841)
Total Assets
AC Technical	$2,610,918	$3,116,884
Iview	125,677	823,509
Creative Vistas, Inc.	797,062	1,154,042
Consolidated Total	$3,533,657	$5,094,435
Property, plant and equipment
AC Technical	$707,173	$856,848
Iview	-	31,816
Consolidated Total	$707,173	$888,664
Property, Plant and Equipment Expenditures
AC Technical	$4,692	$6,374
Iview	-	345
Consolidated Total	$4,692	$6,719

Revenues by geographic destination and product group were as follows:

	September 30, 2011	September 30, 2010
Contract	$4,857,989	$4,248,529
Service	1,058,045	1,126,498
Others	1,786	2,983
Total sales to external customers	$5,917,820	$5,378,010

For the nine months ended September 30, 2011, revenue generated by the Company in Canada and the United States was $5,905,150 (2010:$5,373,915) and $12,670 (2010: $4,095), respectively.

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

Overview and Recent Developments

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp., a wholly-owned subsidiary of the Company (“Cancable”) and Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which the Company sold its equity interest in Cancable to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, the Company assigned certain of its liabilities and obligations to Cancable, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable and its subsidiaries.  In addition, in connection with the sale of Cancable to Purchaser, the Company assigned its rights in certain receivables owed to the Company by certain wholly-owned subsidiaries of Cancable, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Results of Operations
Comparison of Three Month Period Ended September 30, 2011
to Three Month Period Ended September 30, 2010

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we compared the three month period ended September 30, 2011 to the comparable period in 2010.

Sales:  Sales for the three months ended September 30, 2011 decreased 16.6% to $1,471,300 from $1,763,700 for the three months ended September 30, 2010.  The decrease in revenue was mainly due to the decline in contract revenue to $1,136,400 for the three month period ended September 30, 2011 from $1,471,700 for the corresponding period in 2010.  The decline in contract revenue primarily resulted from less contracts being completed during the third quarter of fiscal 2011 and less contracts were received during this quarter.  The service revenue was $334,500 for the three months ended September 30, 2011, compared to $291,400 for same period in 2010.

Cost of sales (excluding depreciation and amortization):  Cost of sales for the three months ended September 30, 2011 was $734,000 or 49.9% of revenues compared to $1,175,000 or 66.7% of revenues for same period in 2010.  The material cost was $436,200 or 29.7% of revenue for the three months ended September 30, 2011 compared to $794,600 or 45.1% of revenues in the same period of fiscal 2010. The decrease in percentage of material costs was primarily a result of certain contracts having lesser material needs. Labor and subcontractor cost decreased to $285,000 or 19.3% of the revenues for the three months ended September 30, 2011 compared to $344,900 or 19.6% of revenues for the corresponding period of fiscal 2010.  The decrease in labor and subcontractor cost resulted primarily due to the decrease in revenues.

Project expenses: Project expenses increased to $292,100 or 19.9% of revenue for the three months ended September 30, 2011, compared to $235,500 or 13.4% for the same period in 2010. The balance mainly includes the salaries and benefits of indirect staff amounting to $185,500 in the third quarter of fiscal 2011 compared to $153,700 for the same period of fiscal 2010. The increase in balance was mainly due to the increase in headcount. In addition, automobile and travel expenses increased to $78,700 for the three months ended September 30, 2011 compared to $57,300 for the same period of fiscal 2010. The increase was primarily due to the increase in gas prices.

Selling expenses: Selling expenses were $226,100 or 15.4% of revenues for the third quarter of fiscal 2011 compared to $231,300 or 13.1% of revenues for the same period in 2010.  The balance for the three months ended September 30, 2011 is mainly comprised of salaries and commission to salespersons of $170,470 compared to $168,800 for the same period of fiscal 2010. Advertising and promotion and trade show expenses were $35,000 in the third quarter of 2011 compared to $39,900 for the same period of fiscal 2010.

General and administrative expenses: General and administrative expenses were $737,700 or 50.1% of revenues for the third quarter of fiscal 2011 compared to $230,900 or 13.1% for the same period in 2010.  For the three months ended September 30, 2011 these costs were mainly comprised of $187,300 of professional fees related to preparation of quarterly reports and other corporate and legal matters, compared to $105,000 for the same period in 2010. Total salaries and benefits to administrative staff were $104,400 for the third quarter of fiscal 2011 compared to $90,100 for the corresponding period of 2010. Additionally, the balance also included unrealized exchange losses related to translation of intercompany balances in the amount of $144,400 for the third quarter of fiscal 2011 compared to unrealized exchange gain of $60,800 for the same period of fiscal 2010.  Total expenses for research and development were $46,500 for the third quarter of fiscal 2011 compared to net benefit of $201,500 for the corresponding period of 2010 as we have received the government credit in the third quarter of fiscal 2010. The government credit for 2011 was received in the second quarter of fiscal 2011.

Depreciation: Total depreciation of property, plant and equipment was $12,900 for the third quarter of fiscal 2011 compared to $20,400 for the same period in 2010.

Amortization of intangible assets: Amortization of customer relationships and trade name was zero for the three months ended September 30, 2011 compared to $50,000 for the same period of fiscal 2010.  The decrease was mainly due to the trade name, which was acquired in 2006, being fully amortized.

Interest and other expenses (income):  Interest and other expenses for the three months ended September 30, 2011 were $242,800 or 16.5% of revenues compared to $162,200 or 9.2% of revenues for the same period in 2010. The balance for the three months ended September 30, 2011 was primarily comprised of net financing expenses of $120,900 or 8.2% of revenues compared to $191,400 or 10.8% of revenues for the same period of 2010.  The interest due with respect to the Company’s credit facilities was $107,100 for the three months ended September 30, 2011 compared to $160,300 for the same period in 2010.  The decrease in balance was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency translation loss for the quarter ended September 30, 2011 was $121,900 compared to a foreign currency translation gain of $35,700 for the same period of 2010. The change was related to the foreign currency translation of term notes which resulted from the Canadian dollar trading lower than the U.S. dollar at September 30, 2011 as compared to the same period of 2010.

Income taxes:  No income taxes were paid and/or owed during the three months ended September 30, 2011 and 2010, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved our deferred income tax assets, there was no provision and/or benefits for income taxes.

Loss from operations: Loss from operations for the third quarter of fiscal 2011 was $531,600 compared to $179,600 the same period in 2010. The increase in loss from operations was attributable to the decline in revenue and also increases in general and administration expenses for the three months ended September 30, 2011.

Loss from continuing operations: Loss from continuing operations for the three months ended September 30, 2011 was $774,400 compared to $341,800 the same period in 2010. Loss from continuing operations for three months ended September 30, 2011 was higher which was mainly due to the increase in operating losses.

Net Income:  Net income for the third quarter of fiscal 2011 was $11,646,500 compared to a net income of $633,344 for the same period in 2010. The net income for the three months ended September 2011 includes income from discontinued operations of $247,800 and gain on disposal of discontinued operations of $12,173,000. The Company’s operating loss was $531,600 for the three months ended September 30, 2011 compared to $179,600 for the corresponding period of 2010.  The year-over-year increase in net income was primilary due to the sale of Cancable Group.

Results of Operations
Comparison of Nine Month Period Ended September 30, 2011
to Period Ended September 30, 2010

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the nine months ended September 30, 2011 to the corresponding period in 2010.

Sales:  Sales for the nine month period ended 2011 increased 10.0% to $5,917,800 from $5,378,000 for the nine month period ended 2010.  The increase in revenue was mainly due to the increase in contract revenue for the nine month period ended 2011 to $4,858,0000 compared to $4,248,500 for same period in 2010.  The increase in contract revenue was primarily due to more contracts being received in the first nine months compared to the same period in 2010. The service revenue was $1,058,000 for the nine months ended September 30, 2011, compared to $1,126,500 for same period in 2010.

Cost of sales (excluding depreciation and amortization):  Cost of sales for the nine months ended September 30, 2011 was $3,076,500 or 52.0% of revenues compared to $3,001,600 or 55.8% of revenues for same period in 2010. The material cost was $2,019,400 or 34.1% of revenue for the nine months ended September 30, 2011 compared to $1,739,300 or 32.3% of revenues in the same period of fiscal 2010. The increase in percentage of material costs was primarily a result of some contracts requiring more material. On the other hand, labor and subcontractor cost decreased to $1,004,000 or 17.0% of revenues for the nine months ended September 30, 2011 compared to $1,177,400 or 21.9% of revenues for the same period of fiscal 2010.  The decrease in labor and subcontractor cost was mainly due to some contracts requiring less labor hours.

Project expenses: Project expenses increased to $879,200 or 14.9% of revenue for the nine months ended September 30, 2011, compared to $699,400 or 13.0% of revenue for the same period in 2010. The balance mainly includes the salaries and benefits of indirect staff amounting to $532,400 in the nine months ended September 30, 2011 compared to $460,200 for the same period of fiscal 2010. The increase in salaries and benefits was primarily due to the increase in headcount. Automobile and travel expenses increased to $228,700 for the nine months ended September 30, 2011 compared to $176,200 for the same period of fiscal 2010. The increase in automobile and travel expenses was due to the increase in gas prices and travel by the staff.

Selling expenses: Selling expenses were $722,400 or 12.2% of revenues for the nine months ended September 30, 2011 compared to $701,500 or 13.0% of revenues for the same period in 2010. The balance for the nine months ended September 30, 2011 is mainly comprised of salaries and commissions to salespersons of $564,500 compared to $488,300 for the same period of fiscal 2010. The increase was primarily due to the increase in commission expenses as a result of increased revenues. Advertising, promotion and trade show expenses were $93,700 for the nine months ended September 30, 2011 compared to $136,100 for the same period of fiscal 2010.

General and administrative expenses: General and administrative expenses were $1,610,700 or 27.2% of revenues for the nine months ended September 30, 2011 compared to $1,336,900 or 24.9% for the same period in 2010. The balance for the nine months ended September 30, 2011 was mainly comprised of $447,000 of professional fees related to preparation of quarterly reports and other corporate matters compared to $190,800 for the same period in 2010. The increase in professional fees was primarily due to the increase in legal cost for corporate matters and the sale of Cancable. Total salaries and benefits to administrative staff increased to $291,800 for the nine months ended September 30, 2011 compared to $274,200 for the corresponding period of 2010. Total expenses for research and development were $167,400 for the nine months ended September 30, 2011 compared to $79,500 for the corresponding period of 2010.  The increase in expenses was mainly due to the Company receiving a higher government credit for the nine months ended September 30, 2010 than the government credit received in 2011.

Depreciation: Total depreciation of property plant and equipment was $54,000 for the nine months ended September 30, 2011 compared to $61,600 for the same period in 2010.

Amortization of intangible assets: Amortization of customer relationships and trade name was zero for the nine months ended September 30, 2011 compared to $150,000 for the same period of fiscal 2010.  The decrease was mainly due to the trade name acquired in 2006 being fully amortized.

Interest and other expenses (income):  Interest and net other expenses for the nine months ended September 30, 2011 were $559,400 or 9.4% of revenues compared to $587,800 or 10.9% of revenues for the same period in 2010. The balance for the nine months ended September 30, 2011 was primarily comprised of net financing expenses which decreased to $473,600 or 8.0% of revenues compared to $591,400 or 11.0% of revenues for the same period of 2010.  The interest due with respect to the Company’s credit facilities was $419,100 for the nine months ended September 30, 2011 compared to $466,700 for the same period in 2010.  The decrease in balance was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency translation loss for the nine months ended September 30, 2011 was $83,600 compared to a foreign currency translation gain of $23,100 for the same period of 2010. The change was related to the foreign currency translation of term notes which resulted from the Canadian dollar trading lower than the U.S. dollar at September 30, 2011 as compared to the reverse situation at September 30, 2010.

Income taxes:  No income taxes were paid and/or owed during the nine months ended September 30, 2011 and 2010, which was mainly due to the Company’s losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved our deferred income tax assets, there was no provision and/or benefits for income taxes.

Loss from operations: Loss from operations for the nine months ended September 30, 2011 was $425,000 compared to $573,000 the same period in 2010. The year-over-year decrease in loss from operations was primilary due to the increase in revenue and decrease in cost of sales. The improvement was offset with the increase in general and administration expenses for the nine months ended September 30, 2011.

Loss from continuing operations: Loss from continuing operations for the nine months ended September 30, 2011 was $984,300 compared to $1,160,800 the same period in 2010. Loss from continuing operations for nine months ended September 30, 2011 was lower which was mainly due to the decrease in operating losses and net financing expenses.

Net Income/Loss:  Net income for the nine months ended September 30, 2011 was $11,640,200 compared to a net loss of $433,400 for the same period in 2010. The net income for the nine months ended September 2011 includes income from discontinued operations of $451,500 and gain on disposal of discontinued operations of $12,173,000. The Company’s operating loss was $425,000 for the nine months ended September 30, 2011 compared to an operating loss of $573,100 for the same period of 2010. The year-over-year increase in net income was primarily due to the sale of Cancable.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2011, we had $1,190,904 in cash. We have an accumulated deficit of $21,998,750, a stockholders’ deficit of $1,373,291 and a working capital deficit of $416,515 at September 30, 2011, and at such date we have current maturities of term loans aggregating $1,548,207. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the loans extended to the Company. As a result of the sale of Cancable Group, Laurus also terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,548,207 of indebtedness owed to Laurus by certain other subsidiaries of the Company. During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows are to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

In addition, we have increased our rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, we expect to realize additional benefits of our research and development efforts within the next 12 months as we start to introduce our own line of customized products to the industry in Iview DSI. These products and technologies are expected to improve gross margins.  We plan to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our company at a future date however no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us.

Net Cash Provided by Operating Activities.  Net cash used by operating activities amounted to $295,300 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $13,400 for the corresponding period of 2010. The changes were primarily a result of a decrease in net loss from continuing operations as well as factors discussed below.

Comparison of  the balance sheet as at September 30, 2011 to December 31, 2010

Accounts Receivable

Our accounts receivable decreased to $996,700 as at September 30, 2011 compared to $1,129,900 as at December 31, 2010. The fluctuation in balance was mainly due to the decrease in revenue during the third quarter of fiscal 2011.

Inventory

Inventory at September 30, 2011 was $387,300 compared to $477,000 as at December 31, 2010. The decrease in balance was mainly due to the decrease in contract revenue during the third quarter of fiscal 2011.

Accounts Payable and Accrued Liabilities

Accounts payable decreased to approximately $1,582,900 as at September 30, 2011 from $1,748,600 as at December 31, 2010. The decrease was mainly due to fluctuations in the timing of payments to our suppliers.

Deferred Income

Deferred income revenue decreased to $30,100 as at September 30, 2011 compared to $110,500 as at December 31, 2010. Deferred revenue primarily relates to payments associated with contracts which are paid in advance and for which revenue is recognized over the term of the contract.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $4,700 for the nine months ended September 30, 2011, compared to net cash used in investing activities of approximately $6,700 for the nine months ended September 30, 2010.

Net Cash Provided By Financing Activities.  Net cash used in financing activities was approximately $327,300 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $132,100 for the nine months ended September 30, 2010. The change was primarily the result of net outflows of $260,700 for the nine months ended September 30, 2011 from our line of credit, compared to net inflows of $207,100 in 2010.

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

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  As of September 30, 2011, the end of the period covered by this quarterly report on Form 10Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Not applicable.

Item 5.	Other Information

During the period covered by this quarterly report, there has been no material change in the nomination process for directors.

Exhibits

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2+	Stock Purchase Agreement is incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on September 16, 2011 (SEC file number: 000-30585)
99.3+
Assignment and Assumption Agreement (Valens Debt Assignment and Assumption), dated September 16, 2011, between the Company and Cancable is incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on September 16, 2011

99.4+
Assignment and Assumption Agreement (Intercompany Receivables), dated September 16, 2011, between the Company and Cancable is incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on September 16, 2011

99.5+
Assignment and Assumption Agreement (Side Agreement), dated September 16, 2011, between the Company and Cancable is incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on September 16, 2011

+ Previously Filed and incorporated by reference

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns, CEO

By:	/s/ Heung Hung Lee
Heung Hung Lee, CFO

Dated:  November 14, 2011