Form 10-K
period 2011-12-31
CREATIVE VISTAS INC
filed 2012-03-30
CIK 1113524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0 - 16819

CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)
____________________________

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

Yes ☒ No☐

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

☐ Yes                  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $179,822 (8,991,121 Shares at $0.02).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

At March 30, 2012, the number of shares outstanding of the registrant’s common stock, no par value (the only class of common stock), was 37,488,714.

Forward-Looking Statements

Certain statements within this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Creative Vistas, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the markets we serve, our numerous competitors and the few barriers to entry for potential competitors, the seasonality and quarterly variations we experience in our revenue, our customer concentration, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materializes, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-K and in other documents filed by us with the Securities and Exchange Commission. Creative Vistas, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.	Business

Corporate Background and Overview

Creative Vistas, Inc. (the “Company” or “we”) was incorporated in the state of Arizona on July 18, 1983. We are a leading provider of security-related technologies and systems. We primarily operate through our subsidiary AC Technical Systems Ltd. (“AC Technical Systems”) to provide integrated electronic security-related technologies and systems. AC Technical Systems is responsible for all of our revenues in the security sector for 2011. It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.

On December 31, 2005, we acquired Cancable Inc. through our wholly owned Delaware subsidiary, Cancable Holding Corp. (“Cancable Holding”). Cancable is in the business of providing the deployment and servicing of broadband technologies in both residential and commercial markets. Cancable has offices in Ontario, Canada. All related documents were disclosed in Form 8-K/A filed on January 6, 2006. In October 2007, we entered into an agreement, through our wholly-owned newly formed Ontario subsidiary, Cancable XL Inc. (“Cancable XL”), to acquire all of the issued and outstanding shares of capital stock and any other equity interests of XL Digital Services Inc. (“XL Digital”), an Ontario corporation. All related documents were disclosed in Form 8-K filed on October 17, 2007. Cancable Holding, Cancable Inc., Cancable XL Inc., XL Digital Services Inc. and Cancable, Inc. are together the “Cancable Group”. As described below, we disposed of Cancable Group in September 2011. In October 2011, we incorporated 2300657 Ontario Inc. which is responsible for providing BI software. The current version of BI software manages data from over a million multi-faceted transactions for large field-services customers. Wireless and web enabled, the software provides automated intelligent decision-making for managing customer transactions, vehicles, technicians, supply chains, HR-related functions and other activities.

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding and with Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which the Company sold its equity interest in Cancable Holding to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, we assigned certain of our liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable Inc. and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, we assigned our rights in certain receivables owed to us by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Today, we mainly focus on security and surveillance products and services. Through our technology integration team of engineers, we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Our current corporate structure is as follows:

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

Industry Overview

We believe that the security industry is growing at a steady pace. There has been renewed focus on our industry since the events of September 11, 2001. The growth is spurred by the continuous evolution of new technologies and processes. We believe that the industry is growing for the following reasons:

•	Increased global awareness due to the increased threats of terrorism;

•	Older security devices such as the VCR have become obsolete and new technologies have provided much more efficient systems at a better price;

•	Evolving digital technologies have started to replace antiquated analog technologies in the market space;

•	Expansion of budgets due to increased awareness of the need for security;

•	Increase in crime rates and shrinkage in the industry;

•	Integration of multiple devices has expanded the market for technically advanced integrators such as our firm;

•	Growing public concern about crime; and

•	Decreased cost of security technology.

The security industry is highly fragmented with a large number of manufacturers, dealers, distributors, integrators and service groups. All of these parties provide part of the entire solution to the customer. Customers prefer a one-stop shop that provides them with the entire solution and also designs and customizes a solution that fits their needs. This solution may include custom design of hardware and software, along with highly sophisticated integration work. In most cases, the cost to the customer is higher when using a large number of parties as opposed to one efficient integrator. We believe that when many parties are involved in providing a solution to the customer, many needs of the customer may not be addressed. The amount of time a customer has to devote to build multiple relationships as opposed to one relationship is substantial. There are also tendencies for different parties to “pass the blame” to the other party when it comes to technical and service issues with the project. As a result, the customer prefers dealing with one source that can handle all issues and be accountable for an entire project. There are a limited number of companies besides us that are capable of providing this entire integrated solution. Providing such a solution requires years of experience, infrastructure for performing all six core functions that we provide, access to technologies and a significant commitment to maintaining a satisfied customer.

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

Our Strategy

We have identified four key markets to target with our solution described below. These are 1) government 2) education 3) healthcare and 4) retail. We offer a one-stop-shop that provides a fully integrated technology based security system to meet the needs of the customer. We work to understand the needs of the customer and provide a custom solution to meet their needs. We expedite project completion, reduce costs to the customer, reduce manpower requirements of the customer and improve systems consistency in multiple locations.

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

Consulting, audit, review and planning

We identify the client’s objectives and security system requirements. We then audit and review the client’s existing system. This audit of the existing system evaluates inventory counts and the existing infrastructure. Then we provide an audit report to outline current deficiencies and vulnerabilities. At this point, we design a system alternative to meet the needs of the customer. The alternative system is prioritized based on the needs of the customer. We also include an efficient cost model to ensure that the customer understands the cost of the system. We provide a Return On Investment (ROI) model where applicable. We also provide a preliminary project implementation plan that contains a graphical model of the client’s premises with exact outlines of equipment locations. Our comprehensive planning process helps the customer to properly budget for its needs on a long-term basis.

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

Many times we provide an interface to bring multiple technologies together. In one project, we integrated eleven different products into one system, thus allowing for a completely integrated system. This integrated system also has a very user-friendly interface that avoids having to deal with multiple monitors and Graphical User Interfaces (GUI).

System integration, installation, project management:

Once we determine that a project has passed through the consulting/audit, design/engineering and customization/software interfacing stage (if required) we can start the implementation of the system. During this stage, we provide the following:

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

During this stage, the project manager manages the project and the projects are updated weekly to ensure that all components are working efficiently. During certain projects, the project manager may opt to use subcontractors to provide services that are not highly advanced technically. These services may include standard wiring and cabling. The customer is updated on the status of the project weekly. These updates may include Gantt charts. During this stage, many customers see the need for additional enhanced equipment, which increases the value of the contract to us.

System training, technical support, maintenance

When a project has been completed through system integration, the customer is provided with a complete training program. We train the customer on how to use the system and also provide them with manuals from manufacturers as well as training guides put together by us. Once the training is complete, the system will go on line and there is a transfer process to the service department from the projects department. Ongoing technical support and maintenance are provided by our dedicated service team.

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

The entire six steps process continues for each customer. Once a project is complete, there are upgrades that are required. Depending on the value of the upgrades, they may initiate a new project. During every stage, an account manager is updated on the process. Account managers have regular meetings with the customers after projects are complete in order to help set budgets for the following years and also educate customers on new products and technologies that may be available in the market.

Research and Development

We have our own in-house research and development programs which are supported by the National Research Council of Canada. We may receive grants and tax credits for projects and product development if they qualify for the program. Our product development department develops new products and also enhances existing products. We have the capability to build various forms of hardware and software modules. Once a product is designed, the underlying technologies are used on an ongoing basis to enhance future projects and develop new products. This is one of the differentiating factors between our competitors and us. Our research and development expenses were approximately $670,000 in fiscal year 2011 and $860,000 in fiscal year 2010. Expenses include engineering salaries, costs of development tools and equipment. None of the expenses were borne directly by customers.

Warranties and Maintenance

We offer maintenance and service on all our products, including parts and labor, which range from one year to six years depending upon the type of product concerned and the type of contract signed by the customers. In addition, we provide a one-year warranty on equipment and 90 day warranty on all installation projects completed by us. We receive the same warranty on equipment from our other external suppliers.

On non-warranty items, we perform repair services for our products sold at our main office in Ontario, Canada or at customer locations. For the years ended December 31, 2011 and December 31, 2010, our revenue from such service and maintenance activities was $1,393,800 and $1,409,400 respectively, and is included in service revenue in the accompanying consolidated statements of operations and comprehensive (loss).

Marketing

Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes, referrals and direct sales calls. Our marketing plan is developed with input from all our account managers and senior management. Our plan is to grow vertically within targeted markets where we have a superior level of expertise. Our marketing is very target specific. We market within our four key markets. We also find niche markets where our technologies can provide effective solutions to the customer. Some of our marketing activities include:

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

We are evaluating several opportunities to expand our operations via joint ventures and partnerships with regional and international companies that can provide us with additional expertise and an expanded presence. In addition, we are evaluating the possibility of acquiring similar businesses and expanding our operations.

Customers

We provide our products and services to customers in four markets:

•	Government

•	Healthcare

•	Education

•	Retail

We also provide our products and services to various other sectors including corporate facilities, mining, entertainment and the automobile industry through direct sales to end-users and through subcontracting agreements.

Backlog

Our backlog consists of written purchase orders and contracts that we have received for product deliveries and engineering services that we expect to deliver or complete within 12 months. All of these orders and contracts are subject to cancellation at any time. As of December 31, 2011, our backlog was approximately $1,500,000.

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

Employees

As of December 31, 2011, we have 47 full time employees in our office.

The design and implementation of our equipment and the installation of our systems require substantial technical capabilities in many different disciplines from computer science to electronics with advanced hardware and software development. As a company, we encourage and provide training for new and existing technical personnel. In addition, we conduct training courses and also send our technical persons to various technical courses offered by manufacturers of various products. We have various incentive programs for our employees to improve their skills within all departments. These include reimbursements for training fees and salary increases based on skill sets.

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

Risks associated with budget constraints and cut back of customer spending:

We are dependent on large institutional and commercial customers and their budgets. If there are cut backs in budgets by our customers, it will adversely impact our revenues.

Risks associated with possible delays in construction schedules

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

Contracts with government agencies may not be renewed or funded

Contracts with government agencies account for some of our revenues. Many of these contracts are subject to annual review and renewal by the agencies and may be terminated at any time or on short notice. Each government contract is only valid if the agency appropriates enough funds for such contracts. Accordingly, we might fail to derive any revenue from sales to government agencies under a contract in any given future period. In addition, if government agencies fail to renew or terminate any of these contracts, it would adversely affect our business and results of operations.

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

We may not be able to successfully make acquisitions or form partnerships as a means of fostering our growth

Our growth strategy involves successfully acquiring companies that will add value to our firm and also building partnerships with companies who can complement our core competencies. We may not be successful in identifying or consummating transactions with such companies.

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

Because our directors own approximately 76% of our outstanding common shares, they could make and control corporate decisions that may be disadvantageous to minority shareholders

Our directors own approximately 76% of the outstanding common shares. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Exchange rate fluctuations may have adverse effects on our revenues

A significant portion of our revenues and expenses are denominated in Canadian dollars. As a result, we will be exposed to currency exchange rate risk. Our reported earnings could fluctuate materially as a result of foreign exchange rate fluctuations.

Our substantial debt could adversely affect our financial position

Our substantial indebtedness could have important consequences. Our annual debt service requirements related to payments of principal on the net balance of our term note is $1,548,207 in 2012. In addition, interest on the note is payable on a monthly basis. We also have a series of other notes payable totaling $1,500,000 as of December 31, 2011, which were issued by Creative Vistas Acquisition to The Burns Trust and The Navaratnam Trust in connection with the acquisition of AC Technical, and which have no fixed term of repayment. The note payable was transferred to Malar Trust during Fiscal Year 2006 with the same payment term. Interest on the term note is settled in cash. We do not currently have the ability to repay the note in the event of a demand by the holder; accordingly, in the event we are unable to generate sufficient cash flow from our operations, we may face difficulties in servicing our substantial debt load. In such event, we could be forced to seek protection from our creditors, which could cause the liquidation of the Company in order to repay the secured debt. In any liquidation of us, the holders of our debt (including The Malar Trust) and, in all likelihood, our unsecured creditors would be required to be paid in full before any payments could be made to the holders of our common stock. In addition, our outstanding indebtedness could limit our ability to obtain any additional financing.

There is no active trading market in our securities

Effective February 23, 2011, our common stock became ineligible for quotation on the OTC Bulletin Board due to quoting inactivity pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934, as amended. The Company’s common stock has been moved to OTC Link, which is operated by OTC Markets Group Inc. (formerly known as Pink OTC Markets Inc. or “Pink Sheets”). OTC Link is an electronic quotation system that displays quotes from broker-dealers for many over-the-counter securities. Although, our common stock is quoted on OTC Link, there is no active trading in the stock. A trading market may not develop and stockholders may not be able to liquidate their investment without considerable delay. If a market should develop, the price of our stock may be highly volatile.

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

For transactions covered by Rule 15g-9, a broker-dealer must furnish to all investors in penny stocks a risk disclosure document, make a special suitability determination of the purchaser, and receive the purchaser’s written agreement to the transaction prior to the sale. In order to approve a person’s account for transactions in penny stocks, the broker-dealer must (i) obtain information concerning the person’s financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the person and that the person has sufficient knowledge and experience in financial matters to reasonably be expected to evaluate the transactions in penny stocks; and (iii) deliver to the person a written statement setting forth the basis on which the broker-dealer made the determination of suitability stating that it is unlawful to effect a transaction in a designated security subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received a written agreement from the person prior to the transaction. Such written statement from the broker-dealer must also set forth, in highlighted format immediately preceding the customer signature line, that the broker-dealer is required to provide the person with the written statement and the person should sign and return the written statement to the broker-dealer only if it accurately reflects the person’s financial situation, investment experience and investment objectives.

Losing our status as a Canadian Controlled Private Corporation could adversely affect our financial position:

A Canadian Controlled Private Corporation (“CCPC”) is a corporation that is not controlled by a non-Canadian entity. If, in the future, more than 50% of the voting shares of AC Technical are owned by a non-Canadian entity, we would lose our status as a CCPC. Unless a company is a CCPC, it is not eligible for certain Canadian research and development tax credits. As a non-CCPC, the maximum Canadian research and development tax credits are 20% (for both Federal and Provincial Canadian taxes) of total eligible research and development expenditures. AC Technical is presently entitled to claim the maximum credits available to CCPCs of 41.5% (for both Federal and Provincial Canadian taxes) of the total eligible expenditures. During Fiscal Year 2011, this extra 21.5% totaled approximately $200,000.

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

Our office is located at 2100 Forbes Street, Units 8-10, Whitby, Ontario, Canada L1N 9T3. The premises, which were purchased in 2002, consist of approximately 5,900 square feet on the ground floor and 2,200 square feet on the second floor. We believe that the office is adequate for our present purposes and planned expansion. Furthermore, we believe this office is in good condition and adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                 MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted at the present time on the Pink Sheets website (www.pinksheets.com) under the symbol “CVAS” (prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board). The security is subject to Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the penny stock rule. See “Risk Factors—Penny Stock regulations apply to our securities.” The following table shows the range of bid prices per share of common stock on the OTC Bulletin Board or OTC Link, as appropriate, for the periods indicated. These quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Quarter ended:	Low Bid Price	High Bid Price
March 31, 2010	$0.07	$0.11
June 30, 2010	$0.07	$0.09
September 30, 2010	$0.07	$0.01
December 31, 2010	$0.01	$0.05
March 31, 2011	$0.03	$0.04
June 30, 2011	$0.02	$0.04
September 30, 2011	$0.02	$0.08
December 31, 2011	$0.01	$0.10

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

As of March 14, 2012 there were 264 holders of our Common Stock. We have 37,488,714 outstanding shares of Common Stock.

For information regarding securities authorized for issuance under equity compensation plans (pursuant to Item 201(d) of Regulation S-K), please see the information provided under Item 12 of this Form 10-K, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.                 SELECTED FINANCIAL DATA

Not required.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects. Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

Overview and Recent Developments

Creative Vistas, Inc. (“Creative Vistas”, the “Company”, “we”, “us”, or “our”) is a leading provider of security-related technologies and systems. We primarily operate through our subsidiary AC Technical Systems Ltd. (“AC Technical Systems”) to provide integrated electronic security-related technologies and systems. AC Technical Systems is responsible for all of our revenues in the security sector for 2011. It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp. (“Cancable Holding”) and with Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which we sold our equity interest in Cancable Holding to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, we assigned certain of our liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable Inc. and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, we assigned our rights in certain receivables owed to us by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Today, we mainly focus on security and surveillance products and services. Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Results of Operations

Comparison of Year Ended December 31, 2011
with Year Ended December 31, 2010

Discontinued Operations

During 2011, we discontinued certain operations. In accordance with FASB ASC 360, our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. During the year ended December 31, 2011, we recognized a gain from discontinued operations of approximately $12,624,500.

Revenue: Sales remained relatively the same at $7,234,600 for the year ended December 31, 2011, compared with $7,151,200 in 2010, an increase of 1.2%. All revenue generated from AC Technical Systems was in Canadian dollars.  Contract revenue was $5,838,600 for fiscal year 2011 compared with $5,683,900 for fiscal year 2010. Service revenue was $1,396,000 for the year ended December 31, 2011, compared with $1,467,000 in 2010.

Direct expenses (excluding depreciation): Direct expenses were $3,743,700 or 51.7% of revenues for the year ended December 31, 2011, compared with $3,929,700 or 55.0% of revenues for the same period in 2010. The material cost was $2,365,500 or 32.7% of the revenues for the year ended December 31, 2011 compared with $2,300,500 or 32.2% of revenues in the same period of fiscal 2010. Labor and subcontractor cost increased to $1,313,700 or 18.2% of revenues for fiscal year 2011 compared with $1,484,500 or 20.8% of revenues for fiscal 2010. The decrease in direct expenses was mainly due to less labor and material required in connection with our increased contract revenue.

Project expenses: Project expenses were $1,078,900 or 14.9% of revenue for the year ended December 31, 2011, compared with $983,300 or 13.8% for the same period in 2010. These expenses include the salaries and benefits of indirect staff amounting to $652,100 in fiscal year 2011 compared with $620,800 for fiscal year 2010. The increase was mostly due to the increase in the number of indirect staff. Automobile and travel expenses increased to $316,100 for fiscal year 2011 compared with $263,000 for fiscal year 2010 due to more travel by our staff this year.

Selling expenses: Selling expenses were $903,500 or 12.5% of revenues for the year ended December 31, 2011 compared with $911,500 or 12.7% of revenues for the same period in 2010. Salaries and commissions to salespersons for fiscal year 2011 were $395,200 compared with $396,300 for fiscal year 2010. Advertising and promotion and trade show expenses were $145,600 in fiscal year 2011 compared with $159,200 for fiscal year 2010.

General and administrative expenses: General and administrative expenses were $1,923,900 or 26.6% of revenues for the year ended December 31, 2011 compared with $1,975,500 or 27.6% for the same period in 2010. Professional fees were $467,000 of professional fees related to preparation of the quarterly reports and other corporate matters compared with $260,900 for the same period in 2010. The increase was mainly due to the increase in legal costs for corporate matters and the sale of Cancable. In addition, investor relations expenses amounted to $50,000 for fiscal year 2010 but there was no such expense in fiscal year 2011. Total consulting fees and salaries and benefits to administrative staff and executives were $711,000 for fiscal year 2011 compared with $686,800 for fiscal year 2010. Total expenses for research and development were $187,400 for fiscal year 2011 compared with $79,500 for fiscal year 2010. The increase in expenses was mainly due to the Company receiving a higher government credit for the year ended December 31, 2010 than the government credit received in 2011.

Depreciation: Total depreciation of property plant and equipment was $63,600 for the year ended December 31, 2011 compared with $82,500 for the same period in 2010.

Amortization of intangible assets: Amortization of customer relationships and trade name was $200,000 in 2010. There was no such expense for the year ended December 31, 2011 because the intangible assets were fully amortized in the prior year.

Interest and other expenses: Interest and net other expenses for the year ended December 31, 2011 were $528,500 or 7.3% of revenues compared with net expenses of $749,400 or 10.5% of revenues for the same period in 2010. The balance for the current period is comprised of the amortization of deferred charges amounting to $2,200 compared with $26,000 for fiscal year 2010. Additionally, net financing expenses decreased to $473,900 or 6.6% of revenues in 2011 compared with $784,200 or 10.9% of revenues for fiscal year 2010. Interest expense with respect to the Company’s credit facility was $405,500 for the year ended December 31, 2011 compared with $636,300 for the same period in 2010. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency transaction loss was $52,400 in 2011, compared with foreign currency transaction gains of $60,800 for fiscal year 2010. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading lower than the U.S. dollar as at December 31, 2011 as compared with 2010.

Income taxes: No income taxes were paid and/or owed during the year ended December 31, 2011 and 2010, which was mainly due to the Company’s previous losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Loss from operations: Loss from operations for the year ended December 31, 2011 was $478,900 compared with $931,300 the same period in 2010. The decrease in loss from operations was attributable to the decrease in general and administrative expenses and amortization of intangible assets for the year ended ended December 31, 2011.

Net loss from continuing operations: Net loss from continuing operations for the year ended December 31, 2011 was $1,007,400 compared with $1,680,700 the same period in 2010. Net loss from continuing operations for the year ended December 31, 2011 was lower, due primarily to the decrease in financing expenses and other reasons described above.

Net income/loss: Net income for the year ended December 31, 2011 was $11,617,100 compared with a net loss of $618,800 for the same period in 2010. The net income for the year ended December 31, 2011 includes income from discontinued operations of $451,500 and a gain on disposal of discontinued operations of $12,173,000. The Company’s operating loss was $478,900 for the year ended December 31, 2011 compared with an operating loss of $931,300 for the year ended December 31, 2010. The year-over-year decrease in operating loss primarily reflects the decrease in amortization of intangible assets and direct expenses.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At December 31, 2011, we had $906,982 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the loan extended to the Company. We do not currently have the ability to repay the note in the event of a demand by the holder. During fiscal year 2012, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

In addition, we have introduced cost cutting initiatives within the Administration, Project and Selling departments to improve efficiency and also to improve cash flow. We have also increased our rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. Finally, we expect to realize additional benefits from our research and development efforts within the next 12 months as we start to introduce our own line of customized products to the industry. These products and technologies are expected to improve gross margins. We plan to seek additional capital in the future to fund operations, growth and expansion including through additional equity or debt financing or credit facilities. We have had early stage discussions with investors about potential investment in our company at a future date; however, no assurance can be made that such financing would be available, and if available that it would be on terms acceptable to us.

Net Cash Used in Operating Activities. Net cash used by operating activities amounted to $1,093,593 for fiscal year 2011. Changes in operating assets and liabilities provided net cash of $276,900, which included a $206,700 decrease in accounts receivable, a $95,400 decrease in inventory, a $8,900 decrease in prepaid expenses, a $478,500 decrease in accounts payable, a $60,600 decrease in income taxes recoverable and a $48,900 decrease in deferred revenue.

Balance sheet at December 31, 2011 compared with December 31, 2010

Accounts Receivable

Our accounts receivable decreased to $895,200 as of December 31, 2011 from $1,129,900 as of December 31, 2010. The decrease was mostly due to the timing of payment by our customers and a decrease in revenue during the fourth quarter of fiscal 2011.

Inventory

Inventory on hand on December 31, 2011 decreased to $375,000 compared with $477,000 as of December 31, 2010. The decrease was mainly due to the decrease in contract revenue during the fourth quarter of fiscal 2011.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased to $1,257,300 as of December 31, 2011 compared with $1,748,600 as of December 31, 2010. The decrease was mainly due to the decrease in purchases of material in the last three months of the year and the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue decreased to $60,800 at December 31, 2011 compared with $110,500 at December 31, 2010. This decrease was mainly due to the timing of payments by our customers. Deferred revenue primarily relates to payments associated with the contracts where revenue is recognized on a percentage of completion basis.

Net Cash Used by Investing Activities.

Net cash used in investing activities was $527,900 for the year ended December 31, 2011, compared with $1,018,300 used in investing activities for the twelve months ended December 31, 2010. Purchases of property and equipment were $4,600 for the twelve months ended December 31, 2011 and $6,400 for the year ended December 31, 2010. Additionally, proceeds from discontinued operations was $532,600 for the year ended December 31, 2011 compared with $1,024,600 for the year ended December 31, 2010.

Net Cash Provided by (Used in) Financing Activities. Net cash used for financing activities was $324,600 for fiscal year 2011 compared with net cash used by financing activities of $323,000 for fiscal year 2010. The change was primarily because we had net outflows of approximately $223,100 for the year ended December 31, 2010 under our lines of credit compared with $257,900 for the year ended December 31, 2011.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption. Those that became effective during 2011 and 2010 did not have an effect.

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

We derive revenues from contract revenue and services revenue, which include assistance in implementation, integration, customization, maintenance, training and consulting. We recognize revenue for contracts and services in accordance with Statement of Position (SOP) 81-1, “Accounting for Certain Construction Type and Certain Production Type Contracts,” and SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” and EITF Issue 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. Contract revenue consists of fees generated from installation of security systems. Services revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance and upgrades. Monitoring services and preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services, preventive maintenance and technical support fees for an initial period. The related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for these services is recognized in the period in which the services are provided.

We record inventory at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. We record a reserve for obsolescence, and excess inventories based on assumptions about future demand and market conditions. The business environment in which we operate is subject to customer demand. If actual market conditions are less favorable than those estimated, additional material inventory write-downs may be required. A 10% increase in inventory reserve would increase expenses by $0.1 million.

For issuance of equity instruments for services, we record all stock-based compensation as an expense in the financial statements, measured at the grant date fair value of the award. We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options. In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates. We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Commitments

We have entered into contracts for certain consulting services providing for monthly payments and are required to repay the principal of our term notes and promissory notes due to Laurus and other parties. In addition, we have also entered into operating leases for our vehicles. The total minimum annual payments for the next five years are as follows:

Payment due by period
	Term notes	Notes payable to related parties	Commitments related to consulting agreements	Operating leases for vehicles	Total
2012	$1,548,207	$-	$458,300	$15,000	$2,021,507
2013	-	-	-	-	-
2014	-	-	-	-	-
2015	-	-	-	-	-
2016	-	-	-	-	-
Thereafter	-	1,500,000	-	-	1,500,000
Total	$1,548,207	$1,500,000	$458,300	$15,000	$3,521,507

The figures in the above table do not include interest costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Creative Vistas, Inc.

Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors

Creative Vistas, Inc.

We have audited the accompanying consolidated balance sheets of Creative Vistas, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Vistas, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from continuing operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

March 30, 2012

Creative Vistas, Inc.
Consolidated Balance Sheets
December 31	2011	2010
Assets
Current Assets
Cash and bank balances	$906,982	$1,779,345
Accounts receivable, net of allowance
for doubtful accounts $117,392 (2010-$143,414)	895,193	1,129,942
Income tax recoverable	235,294	180,000
Inventory, net	374,997	476,968
Prepaid expenses	8,205	14,765
Current assets of discontinued operations	-	2,734,814
Total current assets	2,420,671	6,315,834
Property and equipment, net of depreciation	718,155	790,874
Deposits	19,608	22,500
Deferred financing costs, net	-	2,157
Deferred income taxes	37,203	37,430
Noncurrent assets of discontinued operations	-	4,102,065
	$3,195,637	$11,270,860
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$-	$255,312
Accounts payable	1,056,892	1,478,673
Accrued salaries and benefits	86,756	56,984
Accrued commodity taxes	35,300	67,230
Other accrued liabilities	78,395	145,717
Deferred income	60,810	110,485
Deferred income taxes	25,858	25,858
Term note payable	1,548,207	8,902,374
Current liabilities of discontinued operations	-	9,273,917
Total current liabilities	2,892,218	20,316,550
Notes payable to related parties	1,500,000	1,500,000
Due to related parties	226,343	230,870
Noncurrent liabilities of discontinued operations	-	3,601,742
	4,618,561	25,649,162
Stockholders' (Deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized 37,488,714 shares issued and outstanding at December 31, 2011 and 2010	6,555,754	6,555,754
Additional paid-in capital	14,338,226	14,314,354
Accumulated (deficit)	(22,021,782)	(33,638,922)
Accumulated other comprehensive (loss)	(295,122)	(1,609,488)
	(1,422,924)	(14,378,302)
	$3,195,637	$11,270,860

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31	2011	2010

Contract and service revenue
Contract	$5,838,607	$5,683,974
Service	1,396,015	1,467,179
	7,234,622	7,151,153
Direct expenses (excluding depreciation and amortization)
Contract	3,076,825	3,433,858
Service	666,855	495,796
Project expenses	1,078,865	983,294
Selling expenses	903,471	911,514
General and administrative expenses	1,923,981	1,975,549
Depreciation expense	63,554	82,464
Amortization of intangible assets	-	200,000
	7,713,551	8,082,475
Loss from operations	(478,929)	(931,322)
Interest and other expenses (income)
Net financing expenses	473,883	784,162
Amortization of deferred charges	2,179	25,978
Foreign currency transaction expenses (gains)	52,390	(60,773)
	528,452	749,367
Loss from continuing operations before income taxes	(1,007,381)	(1,680,689)
Income taxes	-	-
Loss from continuing operations	(1,007,381)	(1,680,689)
Discontinued operations:
Income from discontinued operations, net of income taxes	451,498	998,882
Gain on disposal of discontinued operations, net of income taxes	12,173,023	-
Income and gain from discontinued operations	12,624,521	998,882
Net income (loss)	11,617,140	(681,807)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,314,366	(582,203)
Comprehensive income (loss)	$12,931,506	$(1,264,010)
Basic and diluted weighted-average shares	37,488,714	37,488,714
Basic and diluted income (loss) per share
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	$0.34	$0.03

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Consolidated Statement of Stockholders’ (Deficiency)

	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Accumulated other comprehensive income (losses)	Total Stockholders’ (deficiency)

Balance, December 31, 2009	37,488,714	$6,555,754	$14,158,942	$(32,957,115)	$(1,027,285)	$(13,269,704)

Stock-based compensation	-	-	55,770	-	-	55,770

Employee stock option expense	-	-	99,642	-	-	99,642

Loss from continuing operations	-	-	-	(1,680,689)	-	(1,680,689)

Income from discontinued operations	-	-	-	998,882	-	998,882

Translation adjustment	-	-	-	-	(582,203)	(582,203)

Balance, December 31, 2010	37,488,714	6,555,754	14,314,354	(33,638,922)	(1,609,488)	(14,378,302)

Employee stock option expense	-	-	10,365	-	-	10,365

Warrants issued to financial institution for deferred principal payment and consulting fees	-	-	13,507	-	-	13,507

Loss from continuing operations	-	-	-	(1,007,381)	-	(1,007,381)

Income from discontinued operations	-	-	-	12,624,521	-	12,624,521

Translation adjustment	-	-	-	-	1,314,366	1,314,366

Balance, December 31, 2011	37,488,714	$6,555,754	$14,338,226	$(22,021,782)	$(295,122)	$(1,422,924)

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Consolidated Statements of Cash Flows

For the year ended December 31,	2011	2010
Operating activities
Net income (loss)	$11,617,140	$(681,807)
Less income and gain from discontinued operations	(12,624,521)	(998,882)
Net income (loss) from continued operations	(1,007,381)	(1,680,689)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Depreciation of capital assets	63,554	82,464
Amortization of intangible assets	-	200,000
Amortization of deferred financing cost	2,179	25,978
Bad debt expenses	70,452	58,439
Foreign exchange	30,604	(80,333)
Stock-based compensation and amortization of debts discount	13,507	99,642
Employee stock option expense	10,365	55,770
Changes in non-cash working capital balances:
Accounts receivable	206,741	(204,188)
Inventory	95,427	75,007
Prepaid expenses	8,986	(23,850)
Accounts payable and other accrued liabilities	(478,473)	134,430
Deferred revenue	(48,948)	21,124
Income tax recoverable	(60,606)	87,379
Net cash (used in) operating activities	(1,093,593)	(1,148,827)
Investing activities
Proceeds from discontinued operations	532,563	1,024,628
Purchase of property and equipment	(4,607)	(6,375)
Net cash provided by investing activities	527,956	1,018,253
Financing activities
Proceeds from bank indebtedness	(257,891)	(223,033)
Repayment of term loans	(66,667)	(100,000)
Net cash (used in) financing activities	(324,558)	(323,033)
Effect of foreign exchange rate changes on cash	17,832	(41,353)
Net change in cash and cash equivalents	(872,363)	(494,960)
Cash and cash equivalents, beginning of period	1,779,345	2,274,305
Cash and cash equivalents, end of period	$906,982	$1,779,345
Supplemental Cash Flow Information
Cash paid for interest	$405,520	$636,331
Cash paid for income taxes	$-	$-
Loan interest or penalties paid with warrants	$13,507	$94,591
Noncash financing activities
Debt assumed by buyer of Cancable	$8,705,325	$-

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

1.	Summary of Accounting Policies

Basis of presentation

The accompanying financial statements as at and for the years ended December 31, 2011 and 2010, have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to the respective periods.

The consolidated balance sheets as at December 31, 2011 and 2010, and statements of operations and cash flows for the years ended December 31, 2011 and 2010 include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Iview Holding Corp. (“Iview Holding”), Iview Digital Solutions Inc. (“Iview DSI”), 2221559 Ontario Inc. and 2300657 Ontario Inc. and Cancable Holding Corp. and its subsidiaries through September 16, 2011 (collectively, the “Company”, or “we”, “us”, “our”). All material inter-company accounts, transactions and profits have been eliminated.

Reclassifications

Certain amounts from the December 31, 2010 financial statements have been reclassified to conform to the current year’s presentation.

Discontinued Operations

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp., a wholly-owned subsidiary of the Company (“Cancable Holding”) and with Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which the Company sold its equity interest in Cancable Holding to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, the Company assigned certain of its liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000, which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interests and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable Holding and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, the Company assigned its rights in certain receivables owed to the Company by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”)

As a result of our sale of Cancable Holding and its subsidiaries on September 16, 2011, information related to their operations has been reflected in the accompanying consolidated financial statements as discontinued operations, as follows:

Balance Sheets – Cancable Holding’s consolidated assets and liabilities have been aggregated and re-classified as assets and liabilities of discontinued operations in our December 31, 2010 balance sheet.

Statements of Operations and Comprehensive Income (Loss) – Cancable Holding’s consolidated income from operations for all periods presented has been re-classified to discontinued operations (see further discussion below). Discontinued operations also includes our net gain related to the sale of Cancable Holding; and

Statements of Cash Flows – Cancable Holding’s cash flows for all periods presented have been re-classified and removed from our cash flows from continuing operations.

The Company does not expect to have continuing operational involvement in Cancable Holding after the sale, however, during 2011 and 2010 the Company received approximately $530,000 and $1,000,000 from Cancable for fees that are not considered to be from operations.

The following table details Cancable Holding’s revenues and income from operations which have been reported as discontinued operations:

	January 1 to	January 1 to
	September 16	December 31
	2011	2010
Service revenue	$21,702,141	$32,715,332

Cost of sales	17,611,414	25,501,588
General and administrative expenses	1,540,620	2,770,591
Depreciation expense	1,178,659	2,143,167
Amortization of intangible assets	23,355	31,247
	20,354,048	30,446,593
Income from operations	1,348,093	2,268,739

Net financing expenses	911,388	1,503,717
Amortization of deferred charges	134,137	147,460
Foreign currency transaction (gains)	(148,930)	(381,320)
	896,595	1,269,857
Income from discontinued operations, net of income tax	451,498	998,882
Gain on disposal of discontinued operations, net of income taxes	12,173,023	-
Net income from discontinued operations	$12,624,521	$998,882

The assets and liabilities of Cancable Holding are classified as assets and liabilities of discontinued operations as of December 31, 2010 as follows:

December 31, 2010
Cash and bank balances	$251,362
Accounts receivable, net of allowance for doubtful accounts	1,909,797
Inventory and supplies	215,913
Prepaid expenses	357,742
Current assets of discontinued operations	$2,734,814

Property, plant and equipment, net of depreciation and amortization	$3,616,865
Deposits	205,934
Deferred financing costs, net	222,950
Intangible assets, net	56,316
Noncurrent assets of discontinued operations	$4,102,065

Bank indebtedness	$395,432
Accounts payable and accrued liabilities	2,242,271
Current portion of obligations under capital leases	1,487,460
Current portion of term notes	5,148,754
Current liabilities of discontinued operations	$9,273,917

Term notes	$1,702,218
Obligations under capital leases, net of current portion	1,899,524
Noncurrent liabilities of discontinued operations	$3,601,742

At the date of the sale of Cancable Holding on September 16, 2011, total assets and liabilities were as follows:

September 16, 2011
Total Assets	$5,775,593
Total Liabilities	19,231,292
(13,455,699)
Reversal of foreign currency translation adjustments in other comprehensive income	1,282,676
Gain on Disposal	$12,173,023

Liquidity and going concern

Our consolidated financial statements were prepared using U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $22,021,782, a stockholders’ deficit of $1,422,924 and a working capital deficit of $471,547 at December 31, 2011, including current maturities of term loans due to Laurus of $1,548,207 (the “Iview Note”) which the Company does not currently have the ability to pay. As a result of the sale of Cancable Holding as discussed above, the Holders of the Iview Note terminated and cancelled all guarantees, security interests and other obligations of the Company and certain of its subsidiaries related to the Iview Note.

Assuming that Laurus does not demand repayment of the Iview Note, management believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available and, if available, it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year, providing an additional source of cash flow for the Company. Finally, the Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate capital and short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time, although there can be no assurance of this. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash and Cash Equivalents

The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

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

Research and Development Expenditures

Research and development costs (other than capital expenditures) are expensed as incurred. Expenditures are reduced by any related investment tax credits. Our research and development expenses were approximately $670,000 in fiscal year 2011 and $860,000 in fiscal year 2010 and are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive (loss).

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs were approximately $30,000 and $40,000 for the year ended December 31, 2011 and 2010, respectively.

Inventory

Inventory consists of materials and supplies and is stated at the lower of cost and market value. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence ($150,000 at December 31, 2011 and $100,000 at December 31, 2010), and excess inventory based upon assumptions about future demand and market conditions. Inventory consists principally of parts, materials and supplies.

Property and Equipment

Property and equipment is stated at original cost. Expenditures for improvements that significantly add to productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed when incurred. Depreciation per annum is computed over the estimated useful life as follows:

Industrial condominium	4% declining balance basis
Leasehold improvements	Lesser of 5 years or the term of the lease straight-line basis
Office equipment	20% declining balance basis
Furniture and fixtures	20% declining balance basis or 3 years straight-line method
Computer hardware and software	30% declining balance basis
Vehicles	4 years straight-line basis
Tools and equipment	3 years straight-line basis

Long-Lived Assets

A long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the assets fair value. Where practicable, we will obtain an independent valuation of intangible assets and place reliance on such valuation. On an ongoing basis, we use the weighted-average probability method to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested. At December 31, 2011, we believe all of our long-lived assets are recoverable.

Deferred Financing Costs

Deferred financing costs represent costs directly related to obtaining financing. Deferred financing costs are amortized over the term of the related indebtedness using the effective interest method.

Issuance of Equity Instruments for Services

Stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options. In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rates and dividend yield. Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates. We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants, as we believe those estimates are representative of future employee exercise patterns.

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

Security Systems – Security systems revenue consists of fees generated from consulting, audit, review, planning, engineering and design, supply of hardware systems installation and project management. Revenue from contracts where performance extends beyond one or more accounting periods is recognized in accordance with ASC 605 “Revenue Recognition” and SEC Staff Accounting Bulletin 104, “Update of Codification of Staff Accounting Bulletins”. The recognition of revenue reflects the degree of completeness based upon project drawings, project schedules, the progress of actual installation and is further validated by visual observations by product managers, quality inspectors and construction advisors, if applicable. When the current estimated costs to complete indicate a loss, such losses are immediately recognized for accounting purposes. Some projects have the equipment and installation as separate elements specified in the contracts. The revenue is recognized when each element has been satisfied in accordance ASC 605 and SEC Staff Accounting Bulletin 104, which are primarily the delivery of the equipment and completion of the installation process. The fair value of each element is based on the price charged when it is sold on a standalone basis.

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

Service Revenue

Service revenue consists of fees generated by providing monitoring services, preventive maintenance and technical support, product maintenance. Monitoring services, preventive maintenance and technical support are generally provided under contracts for terms varying from one to six years. A customer typically prepays monitoring services and preventive maintenance and technical support fees for an initial period, and the related revenue is deferred and generally recognized over the term of such initial period. Rates for product maintenance and upgrades are generally provided under time and material contracts. Revenue for other services is recognized in the period in which the services are provided

Warranty

The Company carries a reserve based upon historical warranty claims experience. Additionally, warranty accruals are established on the basis of anticipated future expenditures as specific warranty obligations are identified and they are charged against the accrual. Expenditures exceeding such accruals are expensed directly to cost of sales.

Earning (Loss) Per Share

Basic earning (loss) per share (“EPS”) is computed in accordance with ASC 260, “Earnings Per Share”, using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares, determined using the treasury stock method, consist of common stock issuable upon exercise of stock options and warrants. During periods when losses are incurred, potentially dilutive common shares are not considered in the computation as their effect would be anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturities of those instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of term notes also approximate their fair value except notes payable due to The Malar Trust and related party balances for which it was not practicable to determine fair value.

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

Credit Risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the generally short payment terms.

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

Income Taxes

We account for income taxes under the provisions of ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a 100% valuation allowance as of December 31, 2011 and 2010 for substantially all of our deferred income tax assets.

We follow the provisions of ASC 740-10-05 Accounting for Uncertainty in Income Taxes. Under this standard, we are required to evaluate each of our tax positions to determine whether they are more likely than not to be sustained if the taxing authority examines the respective position.  A tax position includes an entity’s decision not to file a tax return. The Company has not taken any uncertain tax positions on any of its open income tax returns filed through the year ended December 31, 2011, that would have materially affected its financial statements. The Company follows the methods of accounting for taxes based on established income tax principles approved by the taxing authorities in Canada and the United States and believes that such methods are properly calculated and reflected within its income tax returns. In addition, the Company has filed income tax returns in all applicable jurisdictions in which it had material nexus warranting an income tax filing. The validity of the Company's conclusions are re-assessed at least annually to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit. The Company has determined that there were no uncertain tax positions for the years ended December 31, 2011 and 2010. Since inception, we have been subject to tax by both federal, provincial and state taxing authorities. Until the respective statutes of limitations expire (which maybe as much as 20 years while we have unused NOL’s), we are subject to income tax audits in the jurisdictions in which we operate.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The reported amounts of revenues and expenses may be affected by the estimates we are required to make. Estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to the adequacy of inventory reserves, the allowance for uncollectible accounts, the recoverability of long-lived assets, and our ability to continue as a going concern. In addition, stock-based compensation expense represents a significant estimate as the determination of such expense is partially dependent on certain assumptions the Company has made regarding the future value of its common stock. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

2.	Related Party Transactions

Balances due to related parties are as follows:
	2011	2010

Advances from the Chairman of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	$63,594	$64,865
Advances from the Chairman secured by a promissory note, a third ranking general security agreement, assignment of insurance policy, a second mortgage on the industrial condominium up to $269,955, personal guarantee of the president and his spouse up to $539,910 and a collateral second mortgage on the president's principal residence up to $77,130, bearing interest at 6% per annum, repayable in blended monthly payments of $10,155. The loan matured on February 14, 2005. However, the loan is subordinated to Laurus with no fixed terms of repayment and no interest has been charged since September 30, 2004.	66,749	68,085
Advances from the President of the Company, non-interest bearing with no fixed terms of repayment. The loan is subordinated to the Laurus loan	96,000	97,920
	$226,343	$230,870

Note payable to the Malar Trust (our Chairman is one of the beneficiaries of the trust), bearing interest at 3% per annum with no fixed terms of repayment. The loan is subordinated to the Laurus loan. Total interest for the year was $54,856 (2010: $53,240)	$1,500,000	$1,500,000

The above related party loans and note payable are not expected to be repaid within the next twelve months and therefore are not classified as current liabilities at December 31, 2011.

During 2011, $333,333 (2010 - $320,388) in consulting fees were paid to a company controlled by the Chairman. In addition, $277,778 (2010 - $266,990) in consulting fees was paid to a Company controlled by the President’s spouse.

3.	Property and Equipment

	2011		2010
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Land	$97,309	-	$99,255	-
Industrial condominium	839,210	267,026	855,994	248,521
Leasehold improvements	-	-	23,275	20,377
Office equipment	89,961	73,704	91,760	71,470
Furniture and fixtures	75,353	59,273	175,872	136,749
Computer hardware and software	127,684	111,359	125,677	103,842
	$1,229,517	511,362	$1,371,833	580,959
Net book value		$718,155		$790,874

4.	Bank Indebtedness and Letter of Credit

In 2008, the Company established credit facilities with a Canadian chartered bank to provide for borrowings by its subsidiaries, AC Technical and Cancable Inc. As a result of the sale of Cancable Holding as discussed in Note 1, the credit facility for Cancable was removed. The credit facility for AC Technical is $500,000 and bears interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facility is secured by a first security interest in bank debts, inventory, certain other assets and keyman life insurance. As at December 31, 2011, the interest rate of the Canadian dollar amount was 4.0%. At December 31, 2011, there were no borrowings outstanding under the facility and the average borrowing outstanding during the year ended December 31, 2011 was $127,600. The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At December 31, 2011, the Company was contingently liable under an irrevocable letter of credit issued by our bank in October 2010 in the amount of $750,000 which will expire in October 2012. The letter of credit was issued to an insurance company as security for the bonding facility in the amount of $750,000 to AC Technical.

5.	Term Notes

In January 2006, concurrently with the closing of the acquisition of Cancable Inc., the Company entered into a series of agreements with Laurus whereby Cancable, Inc. issued to Laurus a secured term note (the “Cancable Note”) in the amount of $6,865,000 and Cancable Holding issued to Laurus a related option to purchase up to 49 shares of common stock of Cancable Holding (up to 49% of the outstanding shares of Cancable Holding) at a price of $0.01 per share (the “Option”). The loan was secured by all of the assets of the Company, subject to the bank’s security interest. As described in Note 1, the Cancable Note was assigned to Cancable Holding as a result of the sale of Cancable Holding on September 16, 2011 and is no longer an obligation of the Company. The option held by Laurus to acquire 49% of Cancable Holding was also cancelled as a result of the sale of Cancable Holding on September 16, 2011.

In February 2006, the Company and its subsidiaries, Iview Holding and Iview DSI entered into a series of agreements with Laurus pursuant to a refinancing transaction whereby the Company issued to Laurus a secured term note (the “Company Note”) in the amount of $8,250,000 and Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. Concurrently, the Company issued to Laurus a related warrant to purchase up to 2,411,003 shares of common stock of the Company (up to 7.5% of the outstanding shares of the Company) at a price of $0.01 per share (the “Warrant”) and Iview Holding issued to Laurus a related option to purchase up to 20 shares of common stock of Iview Holding (up to 20% of the outstanding shares of Iview Holding) at a price of $0.01 per share (the “Option”). As a result of the sale of Cancable Holding on September 16, 2011, the Company Note was assigned to Cancable Holding and is no longer an obligation of the Company, the related warrant issued to Laurus was cancelled and the option held by Laurus to acquire 20% of Iview Holding was also cancelled.

The Company Note bears interest at the prime rate plus 2% with a minimum rate of 7%. Interest was calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $137,500 commencing March 1, 2007 to February 1, 2011, with a balance of $4,950,000 payable on the maturity date. However, as allowed by the debt agreement, since March 2007, the Company deferred such monthly payments until maturity by issuing warrants to purchase up to 4,860,000 shares of common stock of the Company at per-share prices from $0.03 to $2.84. As a result of the sale of Cancable Holding, the Company Note was assigned to Cancable Holding and all warrants issued were cancelled.

The Iview Note, which was retained by the Company, bears interest at the prime rate plus 2% (7% at December 31, 2011) with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $8,333 through the original maturity date (February 1, 2011), with the balance of $1,600,000 payable on such date. However, the Iview Note has not been repaid. As a result of the sale of Cancable Holding, the Iview Note is no longer guaranteed and secured.

In June 2008, the Company and its subsidiary, Cancable Inc., entered into a financing transaction whereby the Company issued to Valens Offshore SPV II, Corp. (“Valens Offshore”) and Valens U.S. SPV I, LLC (“VUS.”) secured term notes in the amount of $1,700,000 and $800,000, respectively (collectively, the “Company Second Notes”). Valens Offshore and VUS are entities related to Laurus. The Company also issued to Valens Offshore and VUS warrants to purchase up to 1,333,333 and 627,451 shares, respectively, of common stock of the Company at a price of $0.01 per share. The loans were secured by substantially all of the assets of the Company, subject to the bank’s security interest. As a result of the sale of Cancable Holding, the Company Second Notes were assigned to Cancable Holding and are no longer an obligation of the Company and all warrants issued were cancelled.

Interest on the term notes for the year ended December 31, 2011 was $405,520 (2010: $636,330).

December 31, 2011
Iview Note, with interest at prime plus 2% (minimum of 7%; 7% at December 31, 2011)	1,548,207

As a result of the sale of Cancable Holding , the carrying value of the term loans assigned to Cancable Holding, and which are no longer obligations of the Company, were as follows:

September 16, 2011
Cancable Note, with interest at prime plus 1.75% (minimum of 7%)	$5,148,754
Company Note, with interest at prime plus 2% (minimum of 7%)	7,287,500
Company Second Notes, with interest at 12%	2,500,000
Less: unamortized discount	(1,082,175)
$13,854,079

6.	Net Financing Expenses

	2011	2010
Interest on credit facility	$405,520	$636,331
Cost of deferred principal repayment on term notes –warrants	13,507	94,591
Other	54,856	53,240
	$473,883	$784,162

7.	Taxes

The Company's provision for (recovery of) income taxes is comprised as follows:

	2011	2010

U.S.	$-	$-
Canadian
Current	-	-
Deferred	-	-
	$-	$-
Reconciliation to statutory rates is as follows:
	2011	2010
Income (loss) before income taxes
Income (loss) from U.S. sales	$11,857,360	$(841,569)
Income (loss) from Canadian sales	(240,220)	159,762
	11,617,140	(681,807)
Statutory tax rates for U.S.	41.0%	41.00%
Statutory tax rates for Canadian Federal	30.0%	30.0%

The Company has unutilized taxable losses in the United States of approximately $3,740,000 available for carry forward to reduce taxable income in future years through 2021. In addition, the Company has unutilized taxable losses in Canada of approximately $1,886,000 available for carry forward to reduce taxable income in future years through 2031.

	2011		2010
Expected income tax expense (recovery)	$4,789,930	(41.2)%	$(296,903)	(43.6)%
Increase (decrease) in taxes resulting from:
Valuation allowances	121,972	1.1%	147,249	21.6%
Permanent differences	(3,921,583)	(33.8)%	106,388	15.6%
Small business and other tax rate reductions	(990,319)	(8.5)%	43,266	6.4%
Income tax expenses (recovery)	$-	-	$-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below:

	2011	2010
Assets
Tax benefits on losses carried forward under U.S. tax rate	$1,532,000	$6,852,000
Tax benefits on losses carried forward under Canadian tax rate	565,800	316,000
Accounting depreciation in excess of tax depreciation	37,203	37,430
	2,135,003	7,205,430
Less: valuation allowance	(2,097,800)	(7,168,000)
	37,203	37,430
Less: current portion	-	-
	$37,203	$37,430
Liabilities
Other	25,858	25,858
	25,858	25,858
Less: current portion	(25,858)	(25,858)
	$-	$-

Net deferred income taxes
	2011	2010
Current
Assets	$-	$-
Liabilities	(25,858)	(25,858)
	$(25,858)	$(25,858)
Long-term
Assets	$37,203	$37,430
Liabilities	-	-
	$37,203	$37,430
	$11,345	$11,572

8.	Warranty

As part of an installation, the Company provides its customers with warranties. The warranties generally extend ninety days labor and one year on equipment from the date of project completion. The provision for warranty liabilities, which is included in accrued expenses, is as follows:

	2011	2010
Balance, beginning of year	$40,000	$38,095
Expenses incurred	(46,000)	(29,000)
Provision made	46,000	30,905
Balance, end of year	$40,000	$40,000

9.	Stockholders’ Deficiency

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

The Plan is administered by the Board of Directors or its Compensation Committee. The Plan provides for the issuance of 4,000,000 options to purchase shares of common stock. Shares of common stock covered by options which terminated or expired prior to exercise are available for further options under the Plan. The maximum aggregate number of shares of common stock that may be issued under the Plan as “incentive stock options” is 3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided that the Board of Directors may amend the Plan at any time.

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

At December 31, 2011, options to purchase 360,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of December 31, 2011, there was $15,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.93 years. The cost recognized for the year ended December 31, 2011 was $10,400 (2010: $55,800) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Options
Outstanding at December 31, 2009	2,005,000	$0.65	4.75	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(405,000)	$0.63	0.96	-
Outstanding at December 31, 2010	1,600,000	$0.65	1.04	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(1,240,000)	$0.63	-	-
Outstanding at December 31, 2011	360,000	$0.72	1.93	-

Exercisable at December 31, 2011	232,500	$0.76	1.55	-

As of December 31, 2011, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.011 closing stock price of the common stock on December 31, 2011. There were no in-the-money options outstanding and exercisable as of December 31, 2011.

Because there were no options exercised during the years ended December 31, 2011 or 2010, there was no intrinsic value of options exercised.

The total fair value of options granted during the years ended December 31, 2011 and 2010 was $0, as no options were granted in 2011 and 2010.

The following table summarizes information about fixed price stock options outstanding at December 31, 2011:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	250,000	2.66	$0.63	125,000	$0.63
$0.90	100,000	0.17	$0.90	100,000	$0.90
$1.12	10,000	1.48	$1.12	7,500	$1.12
	360,000			232,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of December 31, 2011 and granted, vested or canceled during the year ended December 31, 2011 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2011	217,500	$0.17
Granted	-	-
Vested	(90,000)	$0.22
Canceled	-	-
Non-vested at December 31, 2011	127,500	$0.14

Warrants

The Company uses a binomial option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. During the year ended December 31, 2011, in connection with financing, the Company issued warrants to purchase 648,000 shares of common stock. The fair value of the warrants of $13,506 was measured using a binomial option pricing model using the following assumptions: risk free interest rates of 1.17% to 1.78%, expected dividend yield of 0%, volatility of 140%, exercise prices of $0.02 to $0.03 and the life of the warrants of 4 years.

As a result of the sale of Cancable Holding, total issued warrants to purchase 15,444,983 shares of common stock (including the 648,000 warrants mentioned above) were cancelled. Total outstanding warrants as of December 31, 2011 were 200,000 at an exercise price of $0.03 per share, issued to a non-employee for consulting service with an expiry date of December 31, 2014.

10.	Segment Information

We determine and disclose our segments in accordance with ASC 280”Segment Information”, which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. Our management reporting structure provides for the following segments:

AC Technical

A.C. Technical Systems Ltd. (“AC Technical”), a corporation incorporated under the laws of the Province of Ontario, is engaged in the engineering, design, installation, integration and servicing of various types of security systems.

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) and its wholly owned subsidiary OSSIM View Inc. are corporations incorporated under the laws of the Province of Ontario and provide video surveillance products and technologies to the market.

	December 31, 2011	December 31, 2010
Sales:
AC Technical	7,232,345	7,090,044
Iview	-	58,699
Creative Vistas, Inc.	2,277	2,410
Consolidated Total	$7,234,622	$7,151,153
Depreciation and amortization:
AC Technical	41,375	41,863
Iview	22,179	40,601
Consolidated Total	$63,554	$82,464
INTEREST EXPENSE:
Iview	105,114	119,122
AC Technical	54,856	53,240
Creative Vistas, Inc.	313,913	611,800
Consolidated Total	$473,883	784,162
Net Income (Loss):
AC Technical	(154,441)	(306,587)
Iview	(370,804)	(389,800)
Corporate (1)	(482,136)	(984,302)
Consolidated Total	$(1,007,381)	$(1,680,689)
TOTAL ASSETS
AC Technical	2,353,051	2,927,750
Iview	56,388	511,856
Creative Vistas, Inc.	786,198	994,375
Consolidated Total	$3,195,637	$4,433,981
CAPITAL ASSETS
AC Technical	718,155	768,918
Iview	-	21,956
Consolidated Total	$718,155	$790,874
Capital Expenditures
AC Technical	4,472	6,375
Consolidated Total	$4,472	$6,375

(1)	Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and amortization of intangible assets, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Revenues by geographic destination and product group were as follows:

	December 31, 2011	December 31, 2010
Contract	$5,838,607	$5,683,974
Service	1,396,015	1,467,179
Total sales to external customers	$7,234,622	$7,151,153

All revenue is generated in Canada.

11.	Commitments

We have entered into contracts for certain consulting services providing for monthly payments with companies controlled by the Company’s Chairman and President’s spouse. In addition, we have also entered into an operating lease for its vehicles. The total minimum annual payments under these agreements are as follows:

2012

Operating leases	$15,000
Commitments related to consulting agreements	458,300
$473,300

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of December 31, 2011, the end of the period covered by this annual report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework issued in 1992, to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting   There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Our management, including our principal executive officer and principal financial officer, does not expect that internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

None

Item 10.	Directors, Executive Officers, Promoters and CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Position
Sayan Navaratnam	36	Chairman of the Board, and Director
Dominic Burns	51	Chief Executive Officer, President and Director
Heung Hung Lee	42	Chief Financial Officer, Secretary and Director

Sayan Navaratnam–Director and Chairman of the Board: Mr. Navaratnam serves as our Chairman of the Board and Director. He has been a Director of our company since 2004. He served as Chief Executive Officer of our company from 2004 until he resigned from the position on May 5, 2008, remaining Chairman and Director. Mr. Navaratnam joined AC Technical Systems in 2003 as Chief Executive Officer. He has eight years of experience in technology development and integration specific to the security industry. He also has three years of experience in telecommunications with Bell Canada. From 1997 to 2000, he was the Chief Executive Officer of Satellite Communications Inc., and its research arm Satellite Advanced Technologies. Mr. Navaratnam was responsible for coordinating and financing research and development projects and played a key role in strategic partnerships, mergers, and licensing technologies. From 2000 to 2003, Mr. Navaratnam was the Chief Operating Officer in ASPRO Technologies Ltd. Since March 1, 2009, Mr. Navaratnam has been a Senior Managing Director of Laurus Capital Management, LLC and a Senior Managing Director of Valens Capital Management, LLC, entities affiliated with our principal lender. Mr. Navaratnam currently serves on the board of a number of privately-held companies including our subsidiaries, AC Technical Systems and Iview Digital Video Solutions, and Cygnal Technologies, White Radio, and Thinkpath. Mr. Navaratnam also serves on the board of Petroalgae Inc., a public company. Mr. Navaratnam graduated from the University of Toronto with an Honors Double Specialist degree in economics and political science.

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

Heung Hung Lee–Director, Chief Financial Officer and Secretary: Ms. Lee joined AC Technical in July 2004 and she has more than 10 years experience in international public accounting primarily with large international accounting firms. She has advanced knowledge in financial statements disclosure and audit issues and has extensive international business experience in countries such as the United States, Hong Kong SAR and the Peoples' Republic of China. She was a manager at BDO Dunwoody LLP from 1999 to 2004. Ms. Lee holds a Bachelor of Business degree from Monash University in Australia. She is a Chartered Accountant in Canada and a qualified CPA in Australia. Ms. Lee has been the Chief Financial Officer of our company since September 30, 2004. Ms. Lee was appointed a Director of our company on November 1, 2008. Ms. Lee is responsible for the review of the financial statements of our subsidiaries and creating and implementing strong financial systems within the group of companies. Ms. Lee is also an important member in our growth strategy as she is highly involved in creating a platform for growth within Creative Vistas, Inc.

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

The following summary compensation table sets forth all compensation paid by us during the two years ended December 31, 2011 for services rendered in all capacities named executive officers.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation	Total Compensation

Sayan Navaratnam – Chairman	2011	333,333	[1]	-	-	-	-	333,333
	2010	320,388	[1]	-	-	-	-	320,388

Dominic Burns – Chief Executive Officer	2011	277,778	[2]	-	-	-	-	277,778
	2010	266,990	[2]	-	-	-	-	266,990

Heung Hung Lee – Chief Financial Officer	2011	151,515		-	-	-	-	151,515
	2010	145,631		-	-	-	-	145,631

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

On January 1, 2010, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with 1608913 Ontario Inc. pursuant to which 1608913 Ontario Inc. will provide general business consulting services including business development, formalizing reports and negotiating or preparing sales agreements, vendor agreements, business plans, budgets, business presentations, finance agreements and equity agreements. The Consulting Agreement will terminate on December 31, 2012 unless extended or earlier terminated pursuant to the terms of the Consulting Agreement. We will pay to 1608913 Ontario Inc. an annual consulting fee of CAD$275,000 for each calendar year during the term of the Consulting Agreement. Dominic Burn’s spouse is the only beneficial owner of 1608913 Ontario Inc. and Dominic Burns is also the President of the Registrant.

1608913 Ontario Inc. and Nationwide Solutions Inc. were structured for the personal tax benefit of Mr. Burns and Mr. Navaratnam, respectively. Under Canadian tax law, there are potential income tax benefits to Mr. Burns and Mr. Navaratnam from structuring their relationship with us as Consulting Agreements between us and each of 1608913 Ontario Inc. and Nationwide Solutions Inc. instead of them being employed directly by us. This structure does not have any effect on Creative Vistas.

The consulting services provided to us by Mr. Navaratnam and Mr. Burns relate to the management of the Company including sales and marketing, project management, technology development, finance, operations, mergers and acquisitions, engineering design and other management services required by us.

We have a standard employment contract with our employees that is reviewed on an annual basis. Of the persons who currently are parties to this employment agreement, only Ms. Lee currently falls under the category of executive staff. There are no employment contracts with the Chairman or the Chief Executive Officer. In each standard employment contract, we have included the terms of employment, remuneration, fringe benefits, vacation, confidentiality, non-solicitation and termination of employment.

We have a stock option plan which was adopted during the second quarter of 2006; however no options were granted in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2011 of each executive officer, each director, and each shareholder in addition to any shareholders known to be the beneficial owner of 5% or more of our Common Stock and all officers and directors as a group.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Sayan Navaratnam Toronto, Ontario	21,410,986	57.3%

Dominic Burns Hampton, Ontario	7,036,607	18.8%

Heung Hung Lee Markham, Ontario	50,000	0.1%

All officers and directors as a group (3 persons)	28,497,593	76.2%

The address of the above listed persons is c/o Creative Vistas, 2100 Forbes Street, Unit 8-10 Whitby, Ontario, Canada L1N 9T3.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to our option plans as of December 31, 2011:

Plan Category	Name of Plan	Number of Common Shares to be Issued upon Exercise of Outstanding Options	Range of Exercise Prices of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Stock Option Plan
Option Plans approved by our Shareholders	Stock Option Plan	360,000	$0.63 to $1.12	3,640,000
Total		360,000	$0.63 to $1.12	3,640,000

Share Option and Other Compensation Plans

Stock Option Plan

Our Stock Option Plan was adopted by our Board and approved by our shareholders on June 30, 2006. Our Stock Option Plan provides for the grant of options to key employees of the Company, including officers or directors of the Company, and to consultants and other individuals providing services to the Company.

Share Reserve.   A total of 4,000,000 shares of common stock, no par value, of the Company (the “Stock”) are authorized for issuance under the Stock Option Plan as of December 31, 2011. Shares of Stock used for purposes of the Stock Option Plan may be either authorized and unissued shares, or previously issued shares held in the treasury of the Company, or both. Shares of Stock covered by options which have terminated or expired prior to exercise are available for further options under the Stock Option Plan. The maximum aggregate number of shares of Stock that may be issued under the Stock Option Plan as “incentive stock options” is 3,500,000 shares. No options may be granted under the Plan after June 30, 2011; provided that the Board of Directors may amend the Plan at any time.

Administration of Awards. The Plan is administered by the Board of Directors, or Compensation Committee of the Board of Directors or a subcommittee of the Compensation Committee appointed by the Compensation Committee, or by any other committee designated by the Board of Directors to administer the Plan (the committee or subcommittee administering the Plan is hereinafter referred to as the “Committee”). For purposes of administration, the Board of Directors, subject to the terms of the Plan, has authority to establish such rules and regulations, to make such determinations and interpretations, and to take such other administrative actions as it deems necessary or advisable. All determinations and interpretations made by the Board of Directors shall be final, conclusive and binding on all persons, including all Optionees, any other holders of options and their legal representatives and beneficiaries.

Options may be granted to eligible individuals whether or not they hold or have held options previously granted under the Plan or otherwise granted or assumed by the Company. In selecting individuals for options, the Board may take into consideration any factors it may deem relevant, including its estimate of the individual’s present and potential contributions to the success of the Company. Service as an employee, director, officer or consultant of or to the Company is considered employment for purposes of the Plan (and the period of such service shall be considered the period of employment for purposes of Section 5(d) of the Plan); provided, however, that incentive stock options may be granted under the Plan only to an individual who is an “employee” (as such term is used in Section 422 of the Code) of the Company.

Stock options. The Board shall, in its discretion, prescribe the terms and conditions of the options to be granted, which terms and conditions need not be the same in each case, subject to the following:

(a) Option Price . The price at which each share of Stock covered by an option granted under the Plan may be purchased shall not be less than the Market Value (as defined in Section (c) below) per share of Stock on the date of grant of the option. The date of the grant of an option shall be the date specified by the Board in its grant of the option.

(b) Option Period. The period for exercise of an option shall in no event be more than five years from the date of grant. Options may, in the discretion of the Board, be made exercisable in installments during the option period. Any shares not purchased on any applicable installment date may be purchased thereafter at any time before the expiration of the option period.

(c) Exercise of Options. In order to exercise an option, the Optionee shall deliver to the Company written notice specifying the number of shares of Stock to be purchased, together with cash or a certified or bank cashier’s check payable to the order of the Company in the full amount of the purchase price therefore; provided that, for the purpose of assisting an Optionee to exercise an option, the Company may make loans to the Optionee or guarantee loans made by third parties to the Optionee, on such terms and conditions as the Board of Directors may authorize. For purposes of the Plan, the Market Value per share of Stock shall be the last sale price on the date of reference, or, if no sale takes place on such date, the average of the closing high bid and low asked prices, in either case on the principal national securities exchange on which the Stock is listed or admitted to trading, or if the Stock is not listed or admitted to trading on any national securities exchange, the last sale price reported on the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) on such date, or the last sale price reported on the NASDAQ SmallCap Market on such date, or the average of the closing high bid and low asked prices in the over-the-counter market on such date, whichever is applicable, or if there are no such prices reported on NASDAQ or in the over-the-counter market on such date, as furnished to the Board by any New York Stock Exchange member selected from time to time by the Board for such purpose. If there is no bid or asked price reported on any such date, the Market Value shall be determined by the Board in accordance with the regulations promulgated under Section 2031 of the Code, or by any other appropriate method selected by the Board. If the Optionee so requests, shares of Stock purchased upon exercise of an option may be issued in the name of the Optionee or another person. An Optionee shall have none of the rights of a stockholder until the shares of Stock are issued to him.

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

(e) Limitation on Transferability of Options. Except as provided in this Section (e), during the lifetime of an Optionee, options held by such Optionee shall be exercisable only by him and no option shall be transferable other than by will or the laws of descent and distribution. The Board may, in its discretion, provide that options held by an Optionee, other than incentive stock options, may be transferred to or for the benefit of a member of his immediate family. For purposes hereof, the term “immediate family” shall mean an Optionee’s spouse and children (both natural and adoptive), and the direct lineal descendants of his children.

(f) Adjustments for Change in Stock Subject to Plan. In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Board shall make such adjustments, if any, as it deems appropriate in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option price per share, or both, and, in the case of a merger, consolidation or other transaction pursuant to which the Company is not the surviving corporation or pursuant to which the holders of outstanding Stock shall receive in exchange therefore shares of capital stock of the surviving corporation or another corporation, the Board may require an Optionee to exchange options granted under the Plan for options issued by the surviving corporation or such other corporation.

(g) Treatment of Options Upon Occurrence of Certain Events. The Board may, in its discretion, provide in the case of any option granted under the Plan that, in connection with any merger or consolidation which results in the holders of the outstanding voting securities of the Company (determined immediately prior to such merger or consolidation) owning, directly or indirectly, less than a majority of the outstanding voting securities of the surviving corporation (determined immediately following such merger or consolidation), or any sale or transfer by the Company of all or substantially all its assets or any tender offer or exchange offer for or the acquisition, directly or indirectly, by any person or group of all or a majority of the then outstanding voting securities of the Company, such option shall terminate within a specified number of days after notice to the Optionee thereunder, and each such Optionee shall receive, with respect to each share of Stock subject to such option, an amount equal to the excess, if any, of the Market Value of such shares immediately prior to such merger, consolidation, sale, transfer or exchange over the exercise price per share of such option; and that such amount shall be payable in cash, in one or more kinds of property (including the property, if any, payable in the transaction) or a combination thereof, as the Board shall determine in its sole discretion.

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

(i) Lock-Up Period - Without the consent of the Company an Optionee may not sell more than fifty percent of the shares issued under the Plan for a period of two years from the date that the Optionee exercises the option. The Board may impose such other terms and conditions, not inconsistent with the terms hereof, on the grant or exercise of options, as it deems advisable.

Additional Provisions Applicable to Stock Option Plan. The Board may, in its discretion, grant options under the Plan to eligible employees which constitute “incentive stock options” within the meaning of Section 422 of the Code; provided, however, that (a) the aggregate Market Value of the Stock with respect to which incentive stock options are exercisable for the first time by the Optionee during any calendar year shall not exceed the limitation set forth in Section 422(d) of the Code; and (b) notwithstanding anything to the contrary in Section 5, if the Optionee owns on the date of grant securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any parent or subsidiary of the Company, the price per share shall not be less than 110% of the Market Value per share on the date of grant and the period of exercise shall not be longer than five years from the date of grant.

Amendment and Termination. No option shall be granted under the Plan after June 30, 2011; provided, however, that the Board of Directors may at any time prior to that date terminate the Plan. The Board of Directors may at any time amend the Plan or any outstanding options. No termination or amendment of the Plan may, without the consent of an Optionee, adversely affect the rights of such Optionee under any option held by such Optionee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 29, 2004, pursuant to a Stock Purchase Agreement with The Burns Trust (our President is one of the beneficiaries of the trust) and The Navaratnam Trust (our Chairman is one of the beneficiaries of the trust), as sellers, A.C. Technical Systems Ltd. and A.C. Technical Acquisition Corp., as purchasers, AC Acquisition acquired all of the issued and outstanding shares of AC Technical from The Burns Trust and The Navaratnam Trust for consideration consisting of promissory notes in the aggregate amount of $3,300,000. AC Technical became an indirect subsidiary of the Company and a wholly owned direct subsidiary of AC Acquisition. $1,800,000 has been paid to The Burns Trust and The Navaratnam Trust through part of the funding previously received from Laurus. At December 31, 2011, we have two 3% notes payable to Malar Trust Inc. (an entity of which our Chairman is a beneficiary), totaling $1,500,000 which are due on demand.

Director Independence: None of our directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to us for the years ended December 31, 2011 and 2010. Our principal accounting firm for the year ended December 31, 2011 and 2010 is Kingery and Crouse P.A.:

	2011	2010
Audit Fees (a)	$150,000	$150,000
Audit Related Fees (b)	-	-
Tax Fees (c)	-	-
All Other Fees (d)	-	-
Total	$150,000	$150,000

(a)	Audit Fees. Fees for audit services billed in 2011 and 2010 consisted of the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, statutory audits, consents and services that are normally provided in connection with statutory and regulatory filing or engagement. All fees were payable to Kingery and Crouse P.A. for both fiscal years.

(b)	Audit-Related Fees. There are no audit-related fees in 2011 and 2010.

(c)	Tax Fees. There are no tax fees in 2011 and 2010. (d) All Other Fees. No other fees were billed in 2011 and 2010.

We do not have an audit committee; however, our board of directors is required to provide advance approval of any non-audit services, other than those of a de minimus nature, to be performed by our auditors, provided that such services are not otherwise prohibited by law. We do not have a formal pre-approval policy.

All the fees for 2011 and 2010 were pre-approved by the board of directors prior to the auditors’ engagement for these services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1*	Articles of Incorporation, as amended to date, incorporated by reference to the Registrant’s Form 8-K/A filed February 2, 2005
3.2*	By-laws of the Registrant incorporated by reference to the Registrant’s Form 10-SB filed May 10, 2000
4.1*	Securities Purchase Agreement, dated February 13, 2006, by and among Laurus Master Fund, Ltd., Creative Vistas, Inc., Iview Holding Corp. and Iview Digital Video Solutions Inc. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.2*	Secured Term Note, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.3*	Secured Term Note, dated February 13, 2006, issued by Iview Digital Video Solutions Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.4*	Option, dated February 13, 2006, issued by Iview Holding Corp. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.5*	Warrant, dated February 13, 2006, issued by Creative Vistas, Inc. to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.6*	Amended and Restated Guaranty, dated February 13, 2006 by and among Creative Vistas, Inc., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Holding Corp. and Iview Digital Video Solutions Inc. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.7*	Amended and Restated Guaranty, dated February 13, 2006 between Brent W. Swanick and Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.8*	Side Agreement, dated February 13, 2006 between Iview Digital Video Solutions, Inc., Iview Holding Corp., Creative Vistas Acquisition Corp. and Laurus Master Fund, Ltd incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.9*	Joinder and Confirmation of Security Agreement, dated February 13, 2006 among Iview Holding Corp., Cancable Inc., Cancable Holding Corp., Cancable, Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Iview Digital Video Solutions Inc., and Creative Vistas, Inc. delivered to Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.10*	First Amendment to Securities Purchase Agreement, dated February 13, 2006, by and among Cancable Inc., Cancable Holding Corp. and Laurus Master Fund, Ltd. for the purpose of amending the terms of that certain Securities Purchase Agreement by and among Cancable Inc., Cancable Holding Corp. and Laurus, dated as of December 31, 2005 incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.
4.11*	Registration Rights Agreement, dated as of February 13, 2006, by and between Creative Vistas, Inc. and Laurus Master Fund, Ltd. incorporated by reference to the Registrant’s Form 8-K filed February 17, 2006.

4.12*	Securities Purchase Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Creative Vistas, Inc., and Cancable Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.13*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.14*	Secured Term Note, dated June 24, 2008, issued by Creative Vistas, Inc. and Cancable Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.15*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.16*	Warrant, dated June 24, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV II, Corp. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.17*	Guaranty, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.18*	Master Security Agreement, dated June 24, 2008, by and among Creative Vistas, Inc., Cancable Inc., A.C. Technical Systems Ltd., Creative Vistas Acquisition Corp., Cancable Holding Corp., Iview Holding Corp., Iview Digital Video Solutions Inc., Cancable, Inc., 2141306 Ontario Inc., Cancable XL Inc., and XL Digital Services Inc. incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.19*	Pledge Agreement, dated June 24, 2008, by and among LV Administrative Services, Inc., the purchasers from time to time a party thereto, Cancable Inc., Creative Vistas, Inc., Cancable Holding Corp., Creative Vistas Acquisition Corp., Cancable XL Inc., Iview Holding Corp., and Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
4.20*	Guaranty, dated June 24, 2008, of Brent Swanick incorporated by reference to the Registrant's Form 8-K filed July 1, 2008
10.1*	Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed October 6 2006
10.2*^	Rogers Cable Communications Inc. and Cancable Inc. for the provision of installation activities and service activities.
10.3*	Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 812,988 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.
10.4*	Stock Purchase Agreement, dated January 22, 2008, between Creative Vistas, Inc. and Erato Corporation. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.
10.5*	Common Stock Purchase Warrant, dated January 22, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 1,738,365 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Registrant’s Form 8-K filed February 28, 2008.
10.6*	Letter Agreement dated January 22. 2008 between Creative Vistas, Inc. and Erato Corporation.
10.7*	Warrant Purchase Agreement, dated January 30, 2008 between Creative Vistas, Inc., Laurus Master Fund, Ltd., Erato Corporation, Valens U.S. Fund, LLC and Valens Offshore SPV I, Ltd. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.
10.8*	Amended and Restated Common Stock Purchase Warrant dated July 2, 2007 issued to Laurus Master Fund, Ltd. by 180 Connect Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.
10.9*	Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Erato Corporation for the Right to Purchase 2,350 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.
10.10*	Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens U.S. SPV I, LLC for the Right to Purchase 214,033 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.

10.11*	Common Stock Purchase Warrant, dated January 30, 2008, issued by Creative Vistas, Inc. to Valens Offshore SPV I, Ltd. for the Right to Purchase 582,367 Shares of Common Stock of Creative Vistas, Inc. incorporated by reference to the Schedule 13 D filed by the Registrant with respect to 180 Connect Inc. dated February 1, 2008.
10.12*	Non-binding Letter of Intent between Creative Vistas, Inc. and Valens U.S. Fund, LLC
10.13*	Letter of Intent dated February 13, 2008 incorporated by reference to the Schedule 13D Amendment filed by the Registrant with respect to 180 Connect Inc. dated February 19, 2008
10.14*	Consulting Agreement, dated July 16, 2008, between Creative Vistas, Inc. and Nationwide Solutions Inc. incorporated by reference to the Registrant's Form 8-K filed July 18, 2008
10.15*	Termination and Release Agreement, dated July 16, 2008, between AC Technical Systems Ltd., Nationwide Solutions Inc. and Sayan Navaratnam
10.16*	Stock Purchase Agreement among Creative Vistas, Inc., Cancable Holding Corp. and Cancable and Dependable Hometech, LLC, dated September 16, 2011 incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed September 22, 2011**
10.17*	Assignment and Assumption Agreement (Valens Debt Assignment and Assumption), dated September 16, 2011, between Creative Vistas, Inc. and Cancable Holding Corp. incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed September 22, 2011
10.18*	Assignment and Assumption Agreement (Intercompany Receivables), dated September 16, 2011, between Creative Vistas, Inc. and Cancable Holding Corp. incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed September 22, 2011
10.19*	Assignment and Assumption Agreement (Side Agreement), dated September 16, 2011, between Creative Vistas, Inc. and Cancable incorporated by reference to Exhibit 99.5 of the Registrant’s Form 8-K filed September 22, 2011
21.1+	List of all subsidiaries
31.1+	Rule 13a-14(a) Certification of the Principal Executive Officer
31.2+	Rule 13a-14(a) Certification of the Principal Financial Officer
32.1+	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial Statements from the Annual Report of Creative Vistas, Inc. as of and for the year ended December 31, 2011, formatted in XBRL.

* Previously filed and incorporated by reference

+ Filed herewith

^ Portions of this exhibit were omitted pursuant to a request for confidential treatment.

** Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns
Chief Executive Officer, President and
Director
Date:	March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic Burns	Chief Executive Officer, President and Director	March 30, 2012
Dominic Burns

/s/ Heung Hung Lee	Chief Financial Officer, Secretary and Director	March 30, 2012
Heung Hung Lee

