Form 10-Q
period 2012-03-31
CREATIVE VISTAS INC
filed 2012-05-15
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

At May 15, 2012, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.
Financial Information

Item 1.	Condensed Consolidated Financial Statements	1

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Mine Safety Disclosures.	14

Item 5.	Other Information	14

Item 6.	Exhibits

PART I.             Financial Information

Item 1.      Financial Statements

Creative Vistas, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and bank balances	$883,109	$906,982
Accounts receivable, net of allowance
for doubtful accounts $119,740 (2011 -$117,392)	1,319,345	895,193
Income tax recoverable	249,212	235,294
Inventory, net	354,946	374,997
Prepaid expenses	54,368	8,205
Total current assets	2,860,980	2,420,671
Property and equipment, net of depreciation	722,677	718,155
Deposits	20,000	19,608
Deferred income taxes	37,430	37,203
	$3,641,087	$3,195,637
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$246,509	$-
Accounts payable and accrued liabilities	1,472,462	1,257,343
Deferred income	112,805	60,810
Deferred income taxes	25,858	25,858
Term note payable	1,548,207	1,548,207
Total current liabilities	3,405,841	2,892,218
Notes payable to related parties	1,500,000	1,500,000
Due to related parties	230,870	226,343
	5,136,711	4,618,561
Stockholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized 37,488,714 shares issued and outstanding at March 31, 2012 and December 31, 2011	6,555,754	6,555,754
Additional paid-in capital	14,338,226	14,338,226
Accumulated (deficit)	(22,064,635)	(22,021,782)
Accumulated other comprehensive (loss)	(324,969)	(295,122)
	(1,495,624)	(1,422,924)
	$3,641,087	$3,195,637

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Condensed Consolidated Statement of Operations and Comprehensive (Loss)

(Unaudited)

	Three months ended
	March 31
	2012		2011
Contract and service revenue
Contract		$1,047,499	$1,890,121
Service		431,677	386,170
		1,479,176	2,276,291
Direct Expenses (excluding depreciation and amortization)
Contract		502,915	1,061,731
Service		161,925	198,238
Project Expenses		220,271	292,624
Selling Expenses		204,492	227,771
General and administrative expenses		412,963	454,949
Depreciation expense		9,841	21,137
Amortization of intangible assets		-	2,714
		1,512,407	2,259,164
Income (loss) from operations		(33,231)	17,127
Interest expenses and other expenses (income)
Net financing expenses		40,586	178,517
Amortization of deferred charges		-	2,179
Foreign currency translation (gain)		(30,964)	(39,190)
		9,622	141,506
Loss from continuing operations before income taxes		(42,853)	(124,379)
Income taxes		-	-
Loss from continuing operations		(42,853)	(124,379)
Income from discontinued operations, net of income taxes		-	194,190
Net income (loss)		(42,853)	69,811
Other comprehensive income (loss) :
Foreign currency translation adjustment		(29,847)	(375,836)
Comprehensive loss		$(72,700)	$(306,025)
Basic weighted-average shares		37,488,714	37,488,714
Diluted weighted-average shares		37,488,714	42,445,175
Basic earnings (loss) per share
Continuing operations		$(0.00)	$(0.00)
Discontinued operations		$0.00	$0.01
Diluted earnings (loss) per share
Continuing operations		$(0.00)	$(0.00)
Discontinued operations	$	N/A	$0.00

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011

Operating activities
Net cash used in operating activities	$(249,347)	$(117,949)
Financing activities
Proceeds from bank indebtedness	246,509	93,169
Repayment of term notes	-	(25,000)
Net cash provided by financing activities	246,509	68,169
Effect of foreign exchange rate changes in cash	(21,035)	(42,781)
Net change in cash and cash equivalents	(23,873)	(92,561)
Cash and cash equivalents, beginning of period	906,982	1,779,345
Cash and cash equivalents, end of period	$883,109	$1,686,784

The accompanying notes are an integral part of these financial statements

Creative Vistas, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2012 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated balance sheet as at March 31, 2012 and December 31, 2011, and the condensed consolidated statements of operations and cash flows for the periods ended March 31, 2011 and 2012, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”), 2221559 Ontario Inc. and 2300657 Ontario Inc. (collectively, the “Company”, or “we”, “us”, “our”). All material inter-company accounts, transactions and profits have been eliminated. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2012 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts from the March 31, 2011 financial statements have been reclassified to conform to the current year’s presentation.

Discontinued Operations

As a result of the sale of Cancable Holding Corp. (“Cancable Holding”) and its subsidiaries on September 16, 2011, our condensed consolidated statement of operations for the three months ended March 31, 2011 presents income from Cancable Holdings as discontinued operations.

The Company has not had continuing operational involvement in Cancable Holding since the sale. However, during the three months ended March 31, 2011 the Company received approximately $115,000 from Cancable for fees that are not considered to be from operations.

The following table details Cancable Holding’s revenues and income from operations which have been reported as discontinued operations:

January 1 to
March 31
2011
Service revenue	$6,744,146

Cost of sales	5,412,024
General and administrative expenses	544,093
Depreciation expense	457,155
Amortization of intangible assets	8,127
6,421,399
Income from operations	322,747

Net financing expenses	333,174
Amortization of deferred charges	38,191
Foreign currency transaction (gains)	(242,808)
128,557
Income from discontinued operations, net of income tax	194,190

Liquidity and going concern

Our consolidated financial statements were prepared using U.S. GAAP applicable to going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $22,064,635, a stockholders’ deficit of $1,495,624 and a working capital deficit of $544,861 at March 31, 2012, including current maturities of term loans due to Laurus of $1,548,207 (the “Iview Note”) which the Company does not currently have the ability to pay. As a result of the sale of Cancable Holding as discussed above, the Holders of the Iview Note terminated and cancelled all guarantees, security interests and other obligations of the Company and certain of its subsidiaries related to the Iview Note.

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

Inventory

Inventory consists principally of parts, materials and supplies and is stated at the lower of cost or market. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence ($150,000 at March 31, 2012 and December 31, 2011), and excess inventory based upon assumptions about future demand and market conditions.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed in accordance with ASC 260, “Earnings Per Share”, using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares, determined using the treasury stock method, consist of common stock issuable upon exercise of stock options and warrants. During periods when losses are incurred, potentially dilutive common shares are not considered in the computation as their effect would be anti-dilutive.

2.	Bank Indebtedness and Letter of Credit

The Company has a credit facility with a Canadian chartered bank. The credit facility for AC Technical is $500,000 and bears interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facility is secured by a first security interest in book debts, inventory, certain other assets and keyman life insurance. As at March 31, 2012, the interest rate of the Canadian dollar amount was 4.0%. At March 31, 2012, the borrowing outstanding under the facility was $246,509 and the average borrowing outstanding during the three months ended March 31, 2012 was $123,500. The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At March 31, 2012, the Company was contingently liable under an irrevocable letter of credit issued by our bank in October 2011 in the amount of $750,000 which will expire in October 2012. The letter of credit was issued to an insurance company as security for the bonding facility in the amount of $750,000 to AC Technical.

5.	Term Notes

In February 2006, Iview DSI issued to Laurus a secured term note (the “Iview Note”) in the amount of $2,000,000. The Iview Note bears interest at the prime rate plus 2% (7% at March 31, 2012) with a minimum rate of 7%. Interest is calculated on the basis of a 360-day year. Per the original terms of this note, the minimum monthly payments on the term note were $8,333 through the original maturity date (February 1, 2011), with the balance of $1,600,000 payable on such date. However, the Iview Note has not been repaid. As a result of the sale of Cancable Holding, the Iview Note is no longer guaranteed and secured by the Company.

Interest on the term notes for the three months ended March 31, 2012 was $26,614 (2011: $27,547.

March 31, 2012
Iview Note, with interest at prime plus 2% (minimum of 7%; 7% at March 31, 2012)	$1,548,207

6.	Net Financing Expenses

	Three months ended March 31,
	2012	2011
Interest on Iview Note	26,614	27,547
Interest on term note assigned to Cancable Holding	-	127,809
Interest on deferred principal repayment of term note	-	9,600
Related parties	13,972	13,561
	$40,586	$178,517

7.	Note Payable to Related Parties

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

Interest expense recognized for the three month period ended March 31, 2012 was $13,972 (2011 - $13,561).

8.	Stockholders’ Deficiency

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate employee termination within the valuation model. The Company has assumed that the life of the options will be equal to one-half of the combined vesting period and contractual life (i.e., that employees will exercise the options at the midpoint between the vesting and expiry date of the options). The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is 0%.

At March 31, 2012, options to purchase 260,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of March 31, 2012, there was $15,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 2.36 years. The cost recognized for the three months ended March 31, 2012 was $1,500 (2011: $2,714) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the three months ended March 31, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.72	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(100,000)	$0.90	-	-
Outstanding at March 31, 2012	260,000	$0.65	2.36	-

Exercisable at March 31, 2012	165,000	$0.65	2.35	-

As of March 31, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.02 closing stock price of the common stock on March 31, 2012. There were no in-the-money options outstanding and exercisable as of March 31, 2012.

Because there were no options exercised during the three months ended March 31, 2012, there was no intrinsic value of options exercised.

The total fair value of options granted during the three months ended March 31, 2012 was $0, as no options were granted in 2012.

The following table summarizes information about fixed price stock options outstanding at March 31, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	250,000	2.41	$0.63	157,500	$0.63
$1.12	10,000	1.23	$1.12	7,500	$1.12
	260,000			165,000

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of March 31, 2012 and granted, vested or canceled during the three month period ended March 31, 2012 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2012	127,500	$0.17
Granted	-	-
Vested	(32,500)	$0.22
Canceled	-	-
Non-vested at March 31, 2012	95,000	$0.14

Warrants

The Company uses a binomial option pricing model to value warrants issued to non-employees, based on the market price of our common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. Total outstanding warrants as of March 31, 2012 were 200,000 at an exercise price of $0.03 per share, issued to a non-employee for consulting service with an expiry date of December 31, 2014.

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”) is a corporation incorporated under the laws of Canada and its wholly owned subsidiary 2221559 Ontario Inc. is a corporation incorporated under the laws of the Province of Ontario and provide video surveillance products and technologies to the market.

All of our sales for the periods presented were generated in Canada.

	March 31, 2012	March 31, 2011
Sales:
AC Technical	1,479,176	2,238,200
Iview	-	37,535
Creative Vistas, Inc.	-	555
Consolidated Total	$1,479,176	$2,276,290
Depreciation and amortization:
AC Technical	9,841	10,577
Iview	-	10,560
Consolidated Total	$9,841	$21,137
INTEREST EXPENSE:
Iview	26,614	27,825
AC Technical	13,972	13,561
Creative Vistas, Inc.	-	137,131
Consolidated Total	$40,586	178,517
Net Income (Loss):
AC Technical	(74,174)	(13,895)
Iview	4,014	13,154
Corporate (1)	27,307	(123,638)
Consolidated Total	$(42,853)	$(124,379)
TOTAL ASSETS
AC Technical	2,832,048	3,633,806
Iview	22,909	623,892
Creative Vistas, Inc.	786,130	806,165
Consolidated Total	$3,641,087	$5,063,863
CAPITAL ASSETS
AC Technical	722,677	781,904
Iview	-	11,858
Consolidated Total	$722,677	$793,762
Capital Expenditures
AC Technical	-	-
Consolidated Total	$-	$-

(1)	Corporate expenses primarily include certain stock-based compensation for consulting and advisory services and amortization of intangible assets, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

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

Overview and Recent Developments

Creative Vistas, Inc. (“Creative Vistas”, the “Company”, “we”, “us”, or “our”) is a leading provider of security-related technologies and systems. We primarily operate through our subsidiary AC Technical Systems Ltd. (“AC Technical Systems”) to provide integrated electronic security-related technologies and systems. AC Technical Systems is responsible for all of our revenues in the security sector for 2012. It provides its systems to various high profile clients including: government, school boards, retail outlets, banks, and hospitals.

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp. (“Cancable Holding”) and Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which we sold our equity interest in Cancable Holding to Purchaser for a consideration of US$1.00 on such date.  In connection with such sale, we assigned certain of our liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable Inc. and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, we assigned our rights in certain receivables owed to us by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Today, we mainly focus on security and surveillance products and services. Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Results of Operations

Comparison of Three Months Ended March 31, 2011
with Three Months Ended March 31, 2011

Discontinued Operations

During 2011, we discontinued certain operations. In accordance with FASB ASC 360, our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. During the three month period ended March 31, 2011, we recognized income from discontinued operations of approximately $194,190.

Revenue: Sales for the three months ended March 31, 2012 decreased 35% to $1,479,200 from $2,276,300 for the three months ended March 31, 2011. All revenue generated from AC Technical Systems was in Canadian dollars.  Contract revenue was $1,047,500 for the three months ended March 31, 2012 compared to $1,890,100 for the three months ended March 31, 2011. The year-over-year decrease in revenue was mainly due to the decrease in the number of subcontracts for the provision of services to fewer government and commercial contracts. Service revenue was $431,700 for the three months ended March 31, 2012, compared with $386,200 in the corresponding period of 2011.

Direct Expenses (excluding depreciation): Direct expenses for the three months ended March 31, 2012 was $664,800 or 44.9% of revenues compared to $1,259,900 or 55.4% of revenues for same period in 2011. The material cost was $387,100, or 26.2% of the revenue, for the three months ended March 31, 2012 compared to $911,600, or 40.0% of revenues, in the same period of fiscal 2011. The decrease in the percentage of material costs to revenues was primarily the result of certain contracts having lower material needs. On the other hand, the labor and subcontractor cost decreased to $276,100, or 18.6% of revenues, for the three months ended March 31, 2012 compared to $324,500, or 14.3% of AC Technical revenues, for the same period of fiscal 2011. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue. The increase in percentage of the labor and subcontractor cost to revenues was due to the result of certain contracts having more labor requirement.

Project expenses: Project expenses decreased to $220,300, or 14.9% of revenues, for the three months ended March 31, 2012, compared to $292,624, or 12.9% of revenues, for the same period in 2011. These costs include mainly the salaries and benefits of indirect staff amounting to $134,600 in the first quarter of fiscal 2012 compared to $168,000 for the same period of fiscal 2011 with no significant fluctuations. Automobile and travel expenses decreased to $66,800 for the three months ended March 31, 2012 compared to $89,200 for the same period of fiscal 2011. The decrease in this cost was mainly due to the decrease in repair and maintenance expenses.

Selling expenses: Selling expenses were $204,500, or 13.8% of revenues, for the first quarter of fiscal 2012 compared to $227,800, or 10.0% of revenues, for the same period in 2011. The balance for the three months ended March 31, 2012 is mainly comprised of salaries and commissions to salespersons of $83,900 compared to $115,700 for the same period of fiscal 2011. Advertising and promotion and trade show expenses were $34,520 in the first quarter of fiscal 2012compared to $21,800 for the same period of fiscal 2011.

General and administrative expenses: General and administrative expenses were $413,000, or 27.9% of revenues, for the first quarter of fiscal 2012 compared to $455,000, or 20.0% of revenues, for the same period in 2011. For the three months ended March 31, 2012 these costs were mainly comprised of $72,800 of professional fees related to preparation of the quarterly reports and other corporate matters, compared to $153,600 for the same period in 2011. Total consulting fees and salaries and benefits to administrative staff were $172,900 for the first quarter of fiscal 2012 compared to $172,800 for the corresponding period of 2011. Total expenses for research and development were $77,900 for the three month period ended March 31, 2012, compared with $116,900 for the same period in 2011. The decrease in general and administrative cost was mainly due to a higher employee headcount in 2011.

Depreciation: Total depreciation of property and equipment was $9,800 for the first quarter of fiscal 2012 compared to $21,100 for the same period in 2011. The decrease in balance was primarily due to certain assets acquired in 2006 and 2007 being fully amortized.

Amortization of intangible assets: Amortization of customer relationships and trade name was $2,700 for the three months ended March 31, 2011 and there was no such balance for the three months ended March 31, 2012. The decrease was mainly due to the trade name, which was acquired in 2006, being fully amortized.

Interest and other expenses: Interest and net other expenses for the three months ended March 31, 2012 were $9,600 or 0.7% of revenues compared to net expenses of $141,500 or 6.2% of revenues for the same period in 2011. The net financing expenses decreased to $40,600 or 2.7% of revenues compared to $178,500 or 7.8% of revenues for the same period in 2011. The interest due with respect to the Company’s credit facilities was $26,600 for the three months ended March 31, 2012 compared to $155,400 for the same period in 2011. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011.

Additionally, the foreign currency transaction gain was $30,900 for the three months ended March 31, 2012, compared with foreign currency transaction gains of $39,000 for same period of 2011. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading higher than the U.S. dollar as at March 31, 2012 as compared to the same period of 2011.

Income taxes: No income taxes were paid and/or owed during the three months ended March 31, 2012 and 2011, which was mainly due to the Company’s previous losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Loss from operations: Loss from operations for the three months ended March 31, 2012 was $33,200 compared with income from operations of $17,100 for the three months ended March 31, 2011. The loss from operations was attributable to the decrease in revenue for the first quarter of fiscal 2012.

Net loss from continuing operations: Net loss from continuing operations for the three months ended March 31, 2012 was $42,900, compared with $124,400 for the same period in 2011. Net loss from continuing operations for the three months ended March 31, 2012 was lower, due primarily to the decrease in financing expenses and other reasons described above.

Net Income/Loss: Net loss for the first quarter of fiscal 2012 was $42,900 compared to a net income of $69,800 for the same period in 2011. The net income for the three months ended March 31, 2011 includes income from discontinued operations of $194,200 and there was no such balance for the three months ended March 31, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At March 31, 2012, we had $883,109 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the outstanding loan extended to the Company. We do not currently have the ability to repay the note in the event of a demand by the holder. During fiscal year 2012, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

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

Comparison of the balance sheet as at March 31, 2012 to December 31, 2011

Accounts Receivable

Our accounts receivable increased to $1,319,300 as of March 31, 2012 from $895,200 as of December 31, 2011. The increase was mostly due to the timing of payment by our customers and an increase in revenue during the first quarter of fiscal 2012 from the fourth quarter of 2011.

Inventory

Inventory on hand at March 31, 2012 was approximately $354,900 compared to $375,000 as at December 31, 2011. There was no material fluctuation.

Accounts Payable and Accrued Liabilities

Accounts payable increased to approximately $1,472,500 as at March 31, 2012 from $1,257,300 as at December 31, 2011. The increase was mainly due to fluctuations in the timing of payments to our suppliers.

Deferred Revenue

Deferred revenue increased to approximately $112,800 as at March 31, 2012 compared to $60,800 as at December 31, 2011. Deferred revenue primarily relates to maintenance contracts which are paid in advance and for which revenue is recognized over the term of the contract.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $249,300 for the three months ended March 31, 2012 compared to $117,900 for the corresponding period of 2011. The change was primarily a result of an increase in accounts receivable during the three months ended March 31, 2012.

Net Cash Provided By Investing Activities

There was no change in year over year net cash provided by investing activities.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was approximately $246,500 for the three months ended March 31, 2012 compared to net cash provided by financing activities $68,200 for the three months ended March 31, 2011. The change was primarily because we had net inflows of approximately $246,500 for the three months ended March 31, 2012 under our lines of credit compared with $93,200 for the three months ended March 31, 2011. Moreover, the repayment of term loans was $25,000 during the period ended March 31, 2011 and there was no such repayment of term loans for the period ended March 31, 2012.

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

Off Balance Sheet Arrangements

None

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified the following critical accounting estimates: accounts receivable allowances, contract revenues, inventory reserves, stock-based compensation. See our Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our December 31, 2011 Annual Report on Form 10-K under the caption “Risk Factors.”

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

Evaluation of Disclosure Controls and Procedures We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of March 31, 2012, the end of the period covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the period covered by this quarterly report, there has been no material change in the nomination process for directors.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns, CEO

By:	/s/ Heung Hung Lee
Heung Hung Lee, CFO

Dated: May 15, 2012

