Form 10-Q
period 2012-06-30
CREATIVE VISTAS INC
filed 2012-08-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-16819

CREATIVE VISTAS, INC.

(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	6770 (Primary Standard Industrial Classification Code Number)	86-0464104 (I.R.S. Employer Identification No.)

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

At August 14, 2012, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I.
Financial Information

PART I.              Financial Information

Item 1.          Financial Statements

Creative Vistas, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and bank balances	$1,055,344	$906,982
Accounts receivable, net of allowance
for doubtful accounts $117,392 (2011 -$117,392)	950,250	895,193
Income tax recoverable	117,647	235,294
Inventory, net	422,567	374,997
Prepaid expenses	44,545	8,205
Total current assets	2,590,353	2,420,671
Property and equipment, net of depreciation	700,031	718,155
Deposits	19,608	19,608
Deferred income taxes	37,203	37,203
	$3,347,195	$3,195,637
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$385,940	$-
Accounts payable and accrued liabilities	1,258,029	1,257,343
Deferred income	74,063	60,810
Deferred income taxes	25,858	25,858
Term note payable	1,548,207	1,548,207
Total current liabilities	3,292,097	2,892,218
Notes payable to related parties	1,500,000	1,500,000
Due to related parties	226,343	226,343
	5,018,440	4,618,561
Stockholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized 37,488,714 shares issued and outstanding at June 30, 2012 and December 31, 2011	6,555,754	6,555,754
Additional paid-in capital	14,338,226	14,338,226
Accumulated (deficit)	(22,272,822)	(22,021,782)
Accumulated other comprehensive (loss)	(292,403)	(295,122)
	(1,671,245)	(1,422,924)
	$3,347,195	$3,195,637

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Condensed Consolidated Statement of Operations and Comprehensive (Loss)

(Unaudited)

	Three months ended			Six months ended
	June 30			June 30
	2012		2011	2012		2011
Contract and service revenue
Contract		$1,025,913	$1,832,907		$2,073,411	$3,723,027
Service		338,640	337,326		770,317	723,497
		1,364,553	2,170,233		2,843,728	4,446,524
Cost of sales (excluding depreciation and amortization)
Contract		522,822	914,957		1,025,737	1,976,688
Service		161,909	167,559		323,834	365,797
Project expenses		245,720	294,458		465,990	587,082
Selling expenses		195,980	268,517		400,472	496,288
General and administrative expenses		362,942	415,331		775,905	872,994
Depreciation expense		9,639	19,917		19,480	41,054
		1,499,012	2,080,739		3,011,418	4,339,903
Income (loss) from operations		(134,459)	89,494		(167,690)	106,621
Interest and other expenses (income)
Net financing expenses		43,071	174,262		83,657	352,780
Amortization of deferred charges		-	-		-	2,179
Foreign currency translation (gain) loss		30,657	841		(307)	(38,349)
		73,728	175,103		83,350	316,610
(Loss) from continued operations		(208,187)	(85,609)		(251,040)	(209,989)
Income from discontinued operations, net of income taxes		-	9,461		-	203,653
Net (loss)		(208,187)	(76,148)		(251,040)	(6,336)
Other comprehensive income (loss):
Foreign currency translation adjustment		32,567	-		2,720	(375,835)
Comprehensive (loss)		$(175,620)	$(76,148)		$(248,320)	$(382,171)
Basic weighted-average shares		37,488,714	37,488,714		37,488,714	37,488,714
Diluted weighted-average shares		37,488,714	37,488,714		37,488,714	37,488,714
Basic earnings (loss) per share
Continuing operations		$(0.01)	$(0.00)		$(0.01)	$(0.01)
Discontinued operations	$	N/A	$0.00	$	N/A	$0.01
Diluted earnings (loss) per share
Continuing operations		$(0.01)	$(0.00)		$(0.01)	$(0.01)
Discontinued operations	$	N/A	$0.00	$	N/A	$0.01

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011

Operating activities
Net cash used in operating activities	$(253,706)	$(20,324)
Investing activities
Purchase of property and equipment	(1,080)	(3,656)
Financing activities
Proceeds from bank indebtedness	385,040	172,494
Repayment of term notes	-	(50,000)
Net cash provided by financing activities	385,040	122,494
Effect of foreign exchange rate changes in cash	18,108	(42,781)
Net change in cash and cash equivalents	148,362	55,733
Cash and cash equivalents, beginning of period	906,982	1,779,345
Cash and cash equivalents, end of period	$1,055,344	$1,835,077

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, and the condensed consolidated statements of operations and cash flows for the periods ended June 30, 2011 and 2012, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”), 2221559 Ontario Inc. and 2300657 Ontario Inc. (collectively, the “Company”, or “we”, “us”, “our”). In addition, the results of operations of Cancable Holding Corp. and its subsidiaries (“Cancable Holding”) were presented as discontinued operations in our June 30, 2011condensed consolidated statement of operations and comprehensive (loss). All material inter-company accounts, transactions and profits have been eliminated. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2012 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the current year’s presentation.

Discontinued Operations

As a result of the sale of Cancable Holding on September 16, 2011, our condensed consolidated statement of operations for the six months ended June 30, 2011 presents income from Cancable Holdings as discontinued operations. The Company has not had continuing operational involvement in Cancable Holding since the sale. During the six months ended June 30, 2011 the Company received approximately $374,900 from Cancable for fees that are not considered to be from operations and are included in discontinued operations.

The following table details Cancable Holding’s revenues and income from operations which have been reported as discontinued operations:

January 1 to
June 30
2011
Service revenue	$14,508,049

Cost of sales	11,792,299
General and administrative expenses	1,125,981
Depreciation expense	866,316
Amortization of intangible assets	16,422
13,801,018
Income from operations	707,031
Net financing expenses	668,632
Amortization of deferred charges	77,303
Foreign currency transaction (gains)	(242,557)
503,378
Income from discontinued operations, net of income tax	203,653

Liquidity and going concern

Our condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $22,272,822, a stockholders’ deficit of $1,671,245 and a working capital deficit of $701,744 at June 30, 2012, including current maturities of term loans due to Laurus of $1,548,207 (the “Iview Note”) which the Company does not currently have the ability to pay.

Assuming that Laurus does not demand repayment of the Iview Note (see Note 5), management believes that its existing capital will be sufficient to sustain its operations. Management plans to seek additional capital in the future to fund operations, growth and expansion through additional equity, debt financing or credit facilities. The Company has had early stage discussions with investors about potential investment in the Company at a future date. No assurance can be made that such financing would be available and, if available, it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders. The Company has increased its rates for services provided by AC Technical to improve gross margins. This is in line with our competitors. The Company also expects to see the benefits of its research and development efforts within the next 12 months as it starts to introduce its own line of customized products to the industry. These products and technologies are expected to improve gross margins. The Company believes that it will be eligible for research and development tax credits at year end for its research and development efforts during the year, providing an additional source of cash flow for the Company. Finally, the Company is also negotiating longer credit terms with its suppliers from 45 days to 60 to 75 days. For all the reasons mentioned above, we believe that we have adequate capital and short term borrowing capability and that we will be able to sustain our operations and continue as a going concern for a reasonable period of time, although there can be no assurance of this. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists principally of parts, materials and supplies and is stated at the lower of cost or market. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence ($150,000 at June 30, 2012 and December 31, 2011), based upon assumptions about future demand and market conditions.

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

The Company has a credit facility with a Canadian chartered bank that bears interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facility is secured by a first security interest in accounts receivable, inventory, certain other assets and keyman life insurance. At June 30, 2012, the interest rate was 4.0%, the borrowing outstanding under the facility was $385,940 and the average borrowing outstanding during the six months then ended was $192,970. The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts.

At June 30, 2012, the Company was contingently liable under an irrevocable letter of credit issued by this bank in the amount of $750,000 which will expire in October 2012. The letter of credit was issued to an insurance company as security for the bonding facility in the amount of $750,000 to AC Technical.

3.	Term Notes

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

Interest on the term notes for the six months ended June 30, 2012 was $55,609 (2011: $55,293)

June 30, 2012
Iview Note, with interest at prime plus 2% (minimum of 7%; 7% at June 30, 2012)	$1,548,207

4.	Net Financing Expenses

	Six months ended June 30,
	2012	2011
Interest on Iview Note	55,609	55,293
Interest on term note assigned to Cancable Holding	-	256,757
Interest on deferred principal repayment of term note	-	13,507
Related parties	28,048	27,223
	$83,657	$352,780

5.	Notes Payable to Related Parties

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

Interest expense recognized for the six month period ended June 30, 2012 was $28,048 (2011 - $27,223).

6.	Stockholders’ Deficiency

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the following assumptions. Expected volatility is based on the historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate employee termination within the valuation model. The Company has assumed that the life of the options will be equal to one-half of the combined vesting period and contractual life. The risk-free rates used to value the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is 0%.

At June 30, 2012, options to purchase 260,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of June 30, 2012, there was $15,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 2.36 years. The cost recognized for the six months ended June 30, 2012 was $1,500 (2011: $6,169) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the six months ended June 30, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.72	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(100,000)	$0.90	-	-
Outstanding at June 30, 2012	260,000	$0.65	2.11	-

Exercisable at June 30, 2012	167,500	$0.66	2.08	-

As of June 30, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.01 closing stock price of the common stock on June 30, 2012. There were no in-the-money options outstanding and exercisable as of June 30, 2012.

Because there were no options exercised during the six months ended June 30, 2012, there was no intrinsic value of options exercised.

The total fair value of options granted during the six months ended June 30, 2012 was $0, as no options were granted in 2012.

The following table summarizes information about fixed price stock options outstanding at June 30, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	250,000	2.16	$0.63	160,000	$0.63
$1.12	10,000	0.98	$1.12	7,500	$1.12
	260,000			167,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of June 30, 2012 and granted, vested or canceled during the six month period ended June 30, 2012 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2012	127,500	$0.17
Granted	-	-
Vested	(35,000)	$0.22
Canceled	-	-
Non-vested at June 30, 2012	92,500	$0.14

Warrants

The Company uses a binomial option pricing model to value warrants issued to non-employees, based on the market price of its common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. Total outstanding warrants as of June 30, 2012 were 200,000 at an exercise price of $0.03 per share, issued to a non-employee for consulting service with an expiry date of December 31, 2014.

7.	Segment Information

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

Iview DSI

Iview Digital Video Solutions Inc. (“Iview DSI”), a corporation incorporated under the laws of Canada, and its wholly owned subsidiary, 2221559 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario, provide video surveillance products and technologies to the market.

All of our sales for the periods presented were generated in Canada.

	Six Months ended
	June 30, 2012	June 30, 2011
Sales:
AC Technical	2,843,728	4,393,064
Iview	-	52,040
Creative Vistas, Inc.	-	1,420
Consolidated Total	$2,843,728	$4,446,524
Depreciation and amortization:
AC Technical	19,480	21,210
Iview	-	19,844
Consolidated Total	$19,480	$41,054
INTEREST EXPENSE:
Iview	55,609	55,570
AC Technical	28,048	27,223
Creative Vistas, Inc.	-	269,987
Consolidated Total	$83,657	352,780
Loss from Continuing Opeartions:
AC Technical	(147,860)	106,302
Iview	(100,697)	(34,766)
Corporate (1)	(2,483)	(281,525)
Consolidated Total	$(251,040)	$(209,989)

	June 30, 2012	December 31, 2011
TOTAL ASSETS
AC Technical	2,538,432	2,353,051
Iview	21,809	56,388
Creative Vistas, Inc.	786,954	786,198
Consolidated Total	$3,347,195	$3,195,637
CAPITAL ASSETS
AC Technical	700,031	718,155
Consolidated Total	$700,031	$718,155
Capital Expenditures
AC Technical	1,080	4,472
Consolidated Total	$1,080	$4,472

(1)	Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

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

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp. (“Cancable Holding”) and Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which we sold our equity interest in Cancable Holding to Purchaser for a consideration of US$1.00 on such date and Purchaser’s assumption of certain of our liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of US$8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of US$800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of US$1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately US$9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately US$5,100,000 of indebtedness owed to the Holders by Cancable Inc. and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, we assigned our rights in certain receivables owed to us by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately US$4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Today, we mainly focus on security and surveillance products and services. Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Results of Operations

Comparison of Three Months Ended June 30, 2012
with Three Months Ended June 30, 2011

Revenue: Sales for the three months ended June 30, 2012 decreased 37% to $1,364,600 from $2,170,200 for the three months ended June 30, 2011. All revenue generated from AC Technical Systems was in Canadian dollars.  Contract revenue was $1,025,900 for the three months ended June 30, 2012 compared to $1,832,900 for the three months ended June 30, 2011. The year-over-year decrease in revenue was mainly due to the decrease in the number of subcontracts for the provision of services to fewer government and commercial contracts. Service revenue was $338,600 for the three months ended June 30, 2012, compared with $337,300 in the corresponding period of 2011.

Cost of Sales (excluding depreciation and amortization): Cost of Sales for the three months ended June 30, 2012 was $684,700 or 50.2% of revenues compared to $1,082,500 or 49.9% of revenues for same period in 2011. The material cost was $410,200, or 30.1% of the revenue, for the three months ended June 30, 2012 compared to $684,300, or 31.5% of revenues, in the same period of fiscal 2011. The decrease in material costs was primarily the result of the decrease in revenue. Labor and subcontractor costs also decreased to $272,900, or 20.0% of revenues, for the three months ended June 30, 2012 compared to $394,500, or 18.2% of revenues, for the same period of fiscal 2011 because of the decrease in revenue. The increase in percentage of the labor and subcontractor cost to revenues was due to the result of certain contracts having more labor requirements.

Project expenses: Project expenses decreased to $245,700, or 18.1% of revenues, for the three months ended June 30, 2012, compared to $294,500, or 13.6% of revenues, for the same period in 2011. These costs include mainly the salaries and benefits of indirect staff amounting to $147,400 in the second quarter of fiscal 2012 compared to $178,900 for the same period of fiscal 2011. The decrease in balance was mainly due to a reduction in headcount. Automobile and travel expenses decreased to $75,200 for the three months ended June 30, 2012 compared to $85,500 for the same period of fiscal 2011. The decrease in this cost was mainly due to the decrease in repair and maintenance expenses.

Selling expenses: Selling expenses were $196,000, or 14.4% of revenues, for the second quarter of fiscal 2012 compared to $268,500, or 12.4% of revenues, for the same period in 2011. The balance for the three months ended June 30, 2012 is mainly comprised of salaries and commissions to salespersons of $116,900 compared to $208,900 for the same period of fiscal 2011. The decrease was mainly due to the decrease in commission expenses as a result of decreased revenue. Advertising and promotion and trade show expenses were $25,100 in the second quarter of fiscal 2012 compared to $36,900 for the same period of fiscal 2011.

General and administrative expenses: General and administrative expenses were $362,900, or 26.6% of revenues, for the second quarter of fiscal 2012 compared to $415,300, or 19.1% of revenues, for the same period in 2011. For the three months ended June 30, 2012 these costs were mainly comprised of $80,200 of professional fees related to preparation of the quarterly reports and other corporate matters, compared to $142,800 for the same period in 2011. Total consulting fees and salaries and benefits to administrative staff were $160,900 for the second quarter of fiscal 2012 compared to $185,900 for the corresponding period of 2011. The decrease in general and administrative cost was mainly due to the decrease in professional fees.

Interest and other expenses (income): Interest and other expenses for the three months ended June 30, 2012 were $73,700 or 5.4% of revenues compared to net expenses of $175,100 or 8.0% of revenues for the same period in 2011. The net financing expenses decreased to $43,100 or 3.2% of revenues compared to $174,300 or 8.1% of revenues for the same period in 2011. The interest due with respect to the Company’s credit facilities was $29,000 for the three months ended June 30, 2012 compared to $211,900 for the same period in 2011. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency transaction loss was $30,700 for the three months ended June 30, 2012, compared with foreign currency transaction loss of $800 for same period of 2011. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading lower than the U.S. dollar as at June 30, 2012 as compared to the same period of 2011.

Income taxes: We recognized losses for both financial and tax reporting during each of the periods in the accompanying consolidated statements of operations. Accordingly, we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Loss: Net loss for the second quarter of fiscal 2012 was $208,200 compared to a net loss of $76,100 for the same period in 2011. The net loss for the three months ended June 30, 2011 includes income from discontinued operations of $9,500 and there was no such balance for the three months ended June 30, 2012.

Results of Operations
Comparison of Six Month Period Ended June 30, 2012
to Period Ended June 30, 2011

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the six months ended June 30, 2012 to the corresponding period in 2011.

Sales: Sales for the six month period ended June 30, 2012 decreased 36.0% to $2,843,700 from $4,446,500 for the six month period ended June 30, 2011. The decrease in revenue was mainly due to the decrease in contract revenue for the six month period ended 2012 to $2,073,400 compared to $3,723,000 for same period in 2011. The decrease in contract revenue was primarily due to less contracts being received in the first six months compared to the same period in 2011. The service revenue was $770,300 for the six months ended June 30, 2012, compared to $723,500 for same period in 2011.

Cost of sales (excluding depreciation and amortization): Cost of sales for the six months ended June 30, 2012 was $1,349,600 or 47.5% of revenues compared to $2,342,500 or 52.7% of revenues for same period in 2011. The material cost was $797,300 or 28.0% of revenue for the six months ended June 30, 2012 compared to $1,595,900 or 35.9% of revenues in the same period of fiscal 2011. The decrease in percentage of material costs was primarily a result of some contracts requiring less material. On the other hand, labor and subcontractor cost decreased to $549,000 or 19.3% of revenues for the six months ended June 30, 2012 compared to $719,000 or 16.2% of revenues for the same period of fiscal 2011. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue.

Project expenses: Project expenses decreased to $466,000 or 16.4% of revenue for the six months ended June 30, 2012, compared to $587,100 or 13.2% of revenue for the same period in 2011. The balance mainly includes the salaries and benefits of indirect staff amounting to $282,000 in the six months ended June 30, 2012 compared to $347,000 for the same period of fiscal 2011. The decrease in salaries and benefits was primarily due to a decrease in headcount. Automobile and travel expenses decreased to $142,000 for the six months ended June 30, 2012 compared to $174,700 for the same period of fiscal 2011. The decrease in automobile and travel expenses was due to the decrease in repair and maintenance cost and travel by the staff.

Selling expenses: Selling expenses were $400,500 or 14.1% of revenues for the six months ended June 30, 2012 compared to $496,300 or 11.2% of revenues for the same period in 2011. The balance for the six months ended June 30, 2012 is mainly comprised of salaries and commissions to salespersons of $166,700 compared to $253,700 for the same period of fiscal 2011. The decrease was primarily due to the decrease in commission expenses as a result of decreased revenues. Advertising, promotion and trade show expenses were $59,700 for the six months ended June 30, 2012 compared to $58,700 for the same period of fiscal 2011.

General and administrative expenses: General and administrative expenses were $775,900 or 27.3% of revenues for the six months ended June 30, 2012 compared to $873,000 or 19.6% for the same period in 2011. The balance for the six months ended June 30, 2012 was mainly comprised of $153,000 of professional fees related to preparation of quarterly reports and other corporate matters compared to $294,600 for the same period in 2011. The decrease in professional fees was primarily due to the decrease in legal cost for corporate matters. The sale of Cancable resulted in higher legal and professional fees in 2011. Total salaries and benefits to administrative staff decreased to $292,600 for the six months ended June 30, 2012 compared to $317,500 for the corresponding period of 2011. Total expenses for research and development were $57,200 for the six months ended June 30, 2012 compared to $261,600 for the corresponding period of 2011. The decrease in expenses was mainly due to the Company receiving a higher government credit for the six months ended June 30, 2012 than the government credit received in 2011.

Depreciation: Total depreciation of property plant and equipment was $19,500 for the six months ended June 30, 2012 compared to $41,000 for the same period in 2011.

Interest and other expenses (income): Interest and other expenses for the six months ended June 30, 2012 were $83,400 or 2.9% of revenues compared to $316,600 or 7.1% of revenues for the same period in 2011. The balance for the six months ended June 30, 2012 was primarily comprised of net financing expenses which decreased to $83,700 or 2.9% of revenues compared to $352,800 or 7.9% of revenues for the same period of 2011. The interest due with respect to the Company’s credit facilities was $55,600 for the six months ended June 30, 2012 compared to $312,000 for the same period in 2011. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency transaction gain was $307 for the six months ended June 30, 2012, compared with foreign currency transaction gain of $38,300 for same period of 2011. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading lower than the U.S. dollar as at June 30, 2012 as compared to the same period of 2011.

Income taxes: No income taxes were paid and/or owed during the six months ended June 30, 2012 and 2011, which was mainly due to the Company’s previous losses carried forward to offset all income generated by the Company. Because of this and because we have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Loss: Net loss for the six months ended June 30, 2012 was $251,000 compared to a net loss of $6,300 for the same period in 2011. The net loss for the six months ended June 30, 2011 includes income from discontinued operations of $203,700 and there was no such balance for the six months ended June 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At June 30, 2012, we had $1,055,300 in cash. We believe that cash from operations and our credit facilities with Laurus will continue to be adequate to satisfy our ongoing working capital needs as we do not expect Laurus to demand acceleration of the outstanding loan extended to the Company. We do not currently have the ability to repay the note in the event of a demand by the holder. During fiscal year 2012, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

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

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $253,700 for the six months ended June 30, 2012 compared to $20,300 for the corresponding period of 2011. The change was primarily a result of an increase in accounts receivable during the six months ended June 30, 2012.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was approximately $392,200 for the six months ended June 30, 2012 compared to net cash provided by financing activities of $122,500 for the six months ended June 30, 2011. The change was primarily because we had net inflows of approximately $392,200 for the six months ended June 30, 2012 under our lines of credit compared with $172,500 for the six months ended June 30, 2011. Moreover, the repayment of term loans was $50,000 during the period ended June 30, 2011 and there was no such repayment of term loans for the period ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of June 30, 2012, the end of the period covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

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
Heung Hung Lee, CFO and Principal Accounting Officer

Dated: August 14, 2012

