Form 10-Q
period 2012-09-30
CREATIVE VISTAS INC
filed 2012-11-14
CIK 1113524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

At November 14, 2012, the number of shares outstanding of the registrant’s common stock, no par value (the only class of voting stock), was 37,488,714.

PART I. Financial Information

Item 1. Financial Statements

Creative Vistas, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and bank balances	$1,080,205	$906,982
Accounts receivable, net of allowance for doubtful accounts $96,146 (2011 -$117,392)	867,240	895,193
Income tax recoverable	183,673	235,294
Inventory, net	373,359	374,997
Prepaid expenses	29,594	8,205
Total current assets	2,534,071	2,420,671
Property and equipment, net of depreciation	721,365	718,155
Deposits	20,409	19,608
Deferred income taxes	37,666	37,203
	$3,313,511	$3,195,637
Liabilities and Stockholders’ (Deficiency)
Current Liabilities
Bank indebtedness	$321,183	$-
Accounts payable and accrued liabilities	1,564,095	1,257,343
Deferred income	78,357	60,810
Deferred income taxes	25,858	25,858
Term note payable	1,548,207	1,548,207
Total current liabilities	3,537,700	2,892,218
Notes payable to related parties	1,500,000	1,500,000
Due to related parties	235,581	226,343
	5,273,281	4,618,561
Stockholders' (deficiency)
Share capital
Preferred stock no par value, 50,000,000 shares authorized, none issued or outstanding
Common stock, no par value; 100,000,000 shares authorized 37,488,714 shares issued and outstanding at September 30, 2012 and December 31, 2011	6,555,754	6,555,754
Additional paid-in capital	14,338,226	14,338,226
Accumulated (deficit)	(22,487,148)	(22,021,782)
Accumulated other comprehensive (loss)	(366,602)	(295,122)
	(1,959,770)	(1,422,924)
	$3,313,511	$3,195,637

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2012	2011	2012	2011
Contract and service revenue
Contract	$959,175	$1,136,747	$3,032,587	$4,859,775
Service	317,100	334,549	1,087,417	1,058,045
	1,276,275	1,471,296	4,120,004	5,917,820
Cost of sales (excluding depreciation and amortization)
Contract	553,930	592,115	1,579,667	2,568,801
Service	107,994	141,898	431,828	507,695
Project expenses	252,527	292,140	718,517	879,222
Selling expenses	231,646	226,124	632,118	722,413
General and administrative expenses	359,240	737,690	1,135,145	1,610,685
Depreciation expense	9,637	12,917	29,117	53,971
	1,514,974	2,002,884	4,526,392	6,342,787
Loss from operations	(238,699)	(531,588)	(406,388)	(424,967)
Interest and other expenses (income)
Net financing expenses	37,555	120,852	121,212	473,632
Amortization of deferred charges	-	-	-	2,179
Foreign currency translation (gain) loss	(61,928)	121,920	(62,235)	83,571
	(24,373)	242,772	58,977	559,382
Loss from continued operations	(214,326)	(774,360)	(465,365)	(984,349)
Income from discontinued operations, net of income taxes	-	247,845	-	451,498
Gain on disposal of discontinued operations, net of income taxes	-	12,173,023	-	12,173,023
Income from discontinued operations	-	12,420,868	-	12,624,521
Net income (loss)	(214,326)	11,646,508	(465,365)	11,640,172
Other comprehensive income (loss):
Foreign currency translation adjustment	(74,199)	1,720,999	(71,479)	1,345,163
Comprehensive income (loss)	$(288,525)	$13,367,507	$(536,844)	$12,985,335
Basic weighted-average shares	37,488,714	37,488,714	37,488,714	37,488,714
Diluted weighted-average shares	37,488,714	37,488,714	37,488,714	37,488,714
Basic earnings (loss) per share
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Discontinued operations	$ N/A	$0.33	$N/A	$0.34
Diluted earnings (loss) per share
Continuing operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Discontinued operations	$ N/A	$0.33	$N/A	$0.34

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011

Operating activities
Net cash used in operating activities	$(127,696)	$(295,258)
Investing activities
Purchase of property and equipment	(3,622)	(4,692)
Financing activities
Proceeds (repayments) from bank indebtedness	313,302	(260,664)
Repayment of term notes	-	(66,667)
Net cash provided by financing activities	313,302	(327,331)
Effect of foreign exchange rate changes in cash	(8,761)	38,840
Net change in cash and cash equivalents	173,223	(588,441)
Cash and cash equivalents, beginning of period	906,982	1,779,345
Cash and cash equivalents, end of period	$1,080,205	$1,190,904

The accompanying notes are an integral part of these financial statements.

Creative Vistas, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

1.	Summary of Accounting Policies

Basis of presentation

The accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the condensed consolidated statements of operations and cash flows for the periods ended September 30, 2011 and 2012, include the accounts of Creative Vistas, Inc. (“CVAS”), Creative Vistas Acquisition Corp. (“AC Acquisition”), AC Technical Systems Ltd. (“AC Technical”), Iview Holding Corp. (“Iview Holding”), Iview Digital Video Solutions Inc. (“Iview DSI”), 2221559 Ontario Inc. and 2300657 Ontario Inc. (collectively, the “Company”, or “we”, “us”, “our”). In addition, the results of operations of Cancable Holding Corp. and its subsidiaries (“Cancable Holding”) were presented as discontinued operations in our September 30, 2011 condensed consolidated statement of operations and comprehensive (loss). All material inter-company accounts, transactions and profits have been eliminated. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The accompanying condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for 2012 or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

Reclassifications

Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the current year’s presentation.

Discontinued Operations

As a result of the sale of Cancable Holding on September 30, 2011, our condensed consolidated statement of operations for the nine months ended September 30, 2011 presents income from Cancable Holdings as discontinued operations. The Company has not had continuing operational involvement in Cancable Holding since the sale. During the nine months ended September 30, 2011 the Company received approximately $578,500 from Cancable for fees that are not considered to be from operations and are included in discontinued operations.

The following table details Cancable Holding’s revenues and income from operations which have been reported as discontinued operations:

January 1 to
September 16
2011
Service revenue	$21,702,141

Cost of sales	17,611,414
General and administrative expenses	1,540,620
Depreciation expense	1,178,659
Amortization of intangible assets	23,355
20,354,048
Income from operations	1,348,093

Net financing expenses	911,388
Amortization of deferred charges	134,137
Foreign currency transaction (gains)	(148,930)
896,595
Income from discontinued operations, net of income tax	451,498
Gain on disposal of discontinued operations, net of income taxes	12,173,023
Income from discontinued operations, net of income tax	12,624,521

Liquidity and going concern

Our condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have an accumulated deficit of $22,487,147, a stockholders’ deficit of $1,959,770 and a working capital deficit of $1,003,629 at September 30, 2012, including current maturities of term loans due to Laurus of $1,548,207 (the “Iview Note”) which the Company does not currently have the ability to pay.

Because we do not anticipate that Laurus (one of our principal stockholders) will demand repayment of the Iview Note (see Note 5), we believe we have adequate resources to sustain our operations for the next year as absent such amount we have working capital of approximately $550,000 (before exclusion of deferred income and certain liabilities that we do not anticipate paying within the next year – e.g. accrued interest payable to related entities). In addition, we have significantly reduced our general and administrative expenses and net losses since the corresponding three and nine month periods of the preceding year and we have additional borrowing capability of approximately $175,000 under the line of credit discussed at Note 2. However, in order for us to sustain and/or grow our operations, we will ultimately have to return to profitability and/or raise additional debt or equity capital. Our plans include tight control of overhead and increased focus on expansion of our customer base. However no assurance can be given that we will not require additional debt or equity capital in the future and/or that any such financing would be available or available on terms acceptable to us. In either case (debt or equity), the financing could have a negative impact on our financial condition and our shareholders. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Inventory

Inventory consists principally of parts, materials and supplies and is stated at the lower of cost or market. Cost is generally determined on the first in, first out basis. The inventory is net of estimated obsolescence ($150,000 at September 30, 2012 and December 31, 2011), based upon assumptions about future demand and market conditions.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed in accordance with ASC 260, “Earnings Per Share”, using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares, determined using the treasury stock method, consist of common stock issuable upon exercise of stock options and warrants. During periods when losses are incurred, potentially dilutive common shares are not considered in the computation as their effect would be anti-dilutive. The Company does not currently have any common stock equivalents outstanding.

2.	Bank Indebtedness and Letter of Credit

The Company has a $500,000 credit facility with a Canadian chartered bank that bears interest at the bank’s domestic prime rate plus 1.5% for Canadian dollar amounts. Interest is payable monthly. The facility is secured by a first security interest in accounts receivable, inventory, certain other assets and keyman life insurance. At September 30, 2012, the interest rate was 4.0%, the borrowing outstanding under the facility was $321,183 and the average borrowing outstanding during the nine months then ended was $160,592. The agreements contain financial covenants pertaining to maintenance of tangible net worth and debt service coverage ratio. In the event of default, the bank could at its discretion cancel the facilities and demand immediate repayment of all outstanding amounts. Assuming no such defaults occur, at September 30, 2012, we had additional available borrowings of approximately $175,000 under the line.

At September 30, 2012, the Company was contingently liable under an irrevocable letter of credit issued by this bank in the amount of $750,000 which expired in October 2012 and was not renewed. The letter of credit was issued to an insurance company as security for the bonding facility in the amount of $750,000 to AC Technical.

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

Interest on the term notes for the nine months ended September 30, 2012 was $78,982 (2011: $74,527)

September 30, 2012
Iview Note, with interest at prime plus 2% (minimum of 7%; 7% at September 30, 2012)	$1,548,207

6.	Net Financing Expenses

	Nine months ended September 30,
	2012	2011
Interest on Iview Note	78,982	74,527
Interest on term note assigned to Cancable Holding	-	344,611
Interest on deferred principal repayment of term note	-	13,507
Related parties	42,230	40,987
	$121,212	$473,632

7.	Notes Payable to Related Parties

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

Interest expense recognized for the nine month period ended September 30, 2012 was $42,230 (2011 - 40,987).

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

At September 30, 2012, options to purchase 260,000 shares of common stock were outstanding. These options vest ratably in annual installments, over the four year period from the date of grant. As of September 30, 2012, there was $15,216 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted average period of 1.86 years. The cost recognized for the nine months ended September 30, 2012 was $1,500 (2011: $6,169) which was recorded as general and administrative expenses.

A summary of option activity under the Plan during the nine months ended September 30, 2012 is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2011	360,000	$0.72	1.93	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(100,000)	$0.90	-	-
Outstanding at September 30, 2012	260,000	$0.65	1.86	-

Exercisable at September 30, 2012	197,500	$0.66	1.84	-

As of September 30, 2012, the aggregate intrinsic value of all stock options outstanding and expected to vest was $0 and the aggregate intrinsic value of currently exercisable stock options was $0.  The intrinsic value of each option is the difference between the fair market value of the common stock and the exercise price of such option to the extent it is “in-the-money”.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $0.01 closing stock price of the common stock on September 30, 2012. There were no in-the-money options outstanding and exercisable as of September 30, 2012.

Because there were no options exercised during the nine months ended September 30, 2012, there was no intrinsic value of options exercised.

The total fair value of options granted during the nine months ended September 30, 2012 was $0, as no options were granted in 2012.

The following table summarizes information about fixed price stock options outstanding at September 30, 2012:

Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Exercise Price
$0.63	250,000	1.90	$0.63	187,500	$0.63
$1.12	10,000	0.73	$1.12	10,000	$1.12
	260,000			197,500

The number and weighted average grant-date fair value of options non-vested at the beginning of the year, non-vested at the end of September 30, 2012 and granted, vested or canceled during the nine month period ended September 30, 2012 was as follows:

	Number of Options	Weighted-Average Grant Date Fair Values
Non-vested at January 1, 2012	127,500	$0.17
Granted	-	-
Vested	(65,000)	$0.22
Canceled	-	-
Non-vested at September 30, 2012	62,500	$0.14

Warrants

The Company uses a binomial option pricing model to value warrants issued to non-employees, based on the market price of its common stock at the time the warrants are issued. All outstanding warrants may be exercised by the holder at any time. Total outstanding warrants as of September 30, 2012 were 200,000 at an exercise price of $0.03 per share, issued to a non-employee for consulting service with an expiry date of December 31, 2014.

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

All of our sales for the periods presented were generated in Canada.

	Nine Months Ended
	September 30, 2012	September 30, 2011
Sales:
AC Technical	4,120,004	5,868,160
Iview	-	47,910
Creative Vistas, Inc.	-	1,750
Consolidated Total	$4,120,004	$5,917,820
Depreciation and amortization:
AC Technical	29,117	31,579
Iview	-	22,392
Consolidated Total	$29,117	$53,971
INTEREST EXPENSE:
Iview	78,982	74,804
AC Technical	42,230	40,987
Creative Vistas, Inc.	-	357,841
Consolidated Total	$121,212	473,632
Loss from Continuing Operations:
AC Technical	(400,826)	(9,680)
Iview	(62,653)	(287,228)
Corporate (1)	(1,886)	(687,441)
Consolidated Total	$(465,365)	$(984,349)

	September 30, 2012	December 31, 2011
TOTAL ASSETS
AC Technical	2,524,135	2,353,051
Iview	1,769	56,388
Creative Vistas, Inc.	787,607	786,198
Consolidated Total	$3,315,511	$3,195,637
CAPITAL ASSETS
AC Technical	721,365	718,155
Consolidated Total	$721,365	$718,155
Capital Expenditures
AC Technical	3,622	4,472
Consolidated Total	$3,622	$4,472

(1)	Corporate expenses primarily include certain stock-based compensation for consulting and advisory services, which we do not internally allocate to our segments because they are related to our common stock and are non-cash in nature.

Item 2.	Management's Discussion And Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably a number of new projects. Except as required by law, we do not intend to publicly release the results of any revisions to those forward-looking statements that may be made to reflect any future events or circumstances.

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

On September 16, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Cancable Holding Corp. (“Cancable Holding”) and Cancable and Dependable Hometech, LLC (“Purchaser”), pursuant to which we sold our equity interest in Cancable Holding to Purchaser for a consideration of $1.00 on such date and Purchaser’s assumption of certain of our liabilities and obligations to Cancable Holding, including (i) a secured term note of the Company dated February 13, 2006, for an original principal amount of $8.25 million, which is currently held by Valens U.S. SPV I, LLC (“VUS”), Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited (“PSource”), (ii)  a secured term note of the Company dated June 24, 2008, for an original principal amount of $800,000, which is currently held by VUS, and (iii) a secured term note of the Company dated June 24, 2008, for an original principal amount of $1,700,000. which is currently held by Valens Offshore SPV II, Corp. (such holders of the term notes listed in clauses (i) to (iii), collectively, the “Holders”, and such term notes, collectively, the “Notes”).  The aggregate outstanding amount owed under the Notes (including accrued and unpaid interest) was approximately $9,800,000 as of September 16, 2011.  The Holders also (a) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately $1,500,000 of indebtedness owed to the Holders by certain other subsidiaries of the Company, (b) cancelled their warrants and options to purchase approximately 15,600,000 shares of common stock of the Company, as well as the stock of certain of the Company’s subsidiaries, and (c) terminated and cancelled all guarantees, security interest and other obligations of the Company and certain of its subsidiaries related to approximately $5,100,000 of indebtedness owed to the Holders by Cancable Inc. and its subsidiaries.  In addition, in connection with the sale of Cancable Holding to Purchaser, we assigned our rights in certain receivables owed to us by certain wholly-owned subsidiaries of Cancable Holding, totaling approximately $4,800,000 as of September 16, 2011. The Holders are affiliates of Laurus Master Fund, Ltd. (“Laurus”).

Today, we mainly focus on security and surveillance products and services. Through our technology integration team of engineers we integrate various security related products to provide a single source solution to our growing customer base. Our design, engineering and integration facilities are located in Ontario, Canada.

Results of Operations

Comparison of Three Months Ended September 30, 2012
with Three Months Ended September 30, 2011

Revenue: Sales for the three months ended September 30, 2012 decreased 13.3% to $1,276,300 from $1,471,300 for the three months ended September 30, 2011.  Contract revenue was $959,200 for the three months ended September 30, 2012 compared to $1,136,700 for the three months ended September 30, 2011. The year-over-year decrease in revenue was mainly due to the decrease in the number of subcontracts for the provision of services to fewer government and commercial contracts. Service revenue was $317,100 for the three months ended September 30, 2012, compared with $334,500 in the corresponding period of 2011.

Cost of Sales (excluding depreciation and amortization): Cost of Sales for the three months ended September 30, 2012 was $661,900 or 51.9% of revenues compared to $734,000 or 49.9% of revenues for same period in 2011. The material cost was $410,200, or 32.1% of the revenue, for the three months ended September 30, 2012 compared to $436,200 or 29.7% of revenues, in the same period of fiscal 2011. The decrease in material costs was primarily the result of the decrease in revenue. Labor and subcontractor costs also decreased to $272,100, or 21.3% of revenues, for the three months ended September 30, 2012 compared to $285,000, or 19.3% of revenues, for the same period of fiscal 2011 because of the decrease in revenue. The increase in percentage of the labor and subcontractor cost to revenues was due to the result of certain contracts having more labor requirements.

Project expenses: Project expenses decreased to $252,500, or 19.8% of revenues, for the three months ended September 30, 2012, compared to $292,100, or 19.8% of revenues, for the same period in 2011. These costs include mainly the salaries and benefits of indirect staff amounting to $147,400 in the third quarter of fiscal 2012 compared to $185,500 for the same period of fiscal 2011. The decrease in balance was mainly due to a reduction in headcount. Automobile and travel expenses decreased to $68,400 for the three months ended September 30, 2012 compared to $78,700 for the same period of fiscal 2011. The decrease in this cost was mainly due to the decrease in repair and maintenance expenses.

Selling expenses: Selling expenses were $231,600, or 18.2% of revenues, for the third quarter of fiscal 2012 compared to $226,100, or 15.4% of revenues, for the same period in 2011. The balance for the three months ended September 30, 2012 is mainly comprised of salaries and commissions to salespersons of $152,800 compared to $170,470 for the same period of fiscal 2011. The decrease was mainly due to the decrease in commission expenses as a result of decreased revenue. Advertising and promotion and trade show expenses were $50,900 in the third quarter of fiscal 2012 compared to $35,000 for the same period of fiscal 2011.

General and administrative expenses: General and administrative expenses were $359,300, or 28.1% of revenues, for the third quarter of fiscal 2012 compared to $737,700, or 50.1% of revenues, for the same period in 2011. For the three months ended September 30, 2012 these costs were mainly comprised of consulting fees and salaries and benefits to administrative staff of $162,300 (as compared to $191,200 for the corresponding period of 2011). The decreases were due to the reduction of headcounts and a much lesser extent 27,700 of professional fees related to preparation of the quarterly reports and other corporate matters (compared to $187,300 for the same period in 2011). These fees declined significantly primarily because the 2011 amounts included significant fees related to the sale of Cancable.

Interest and other expenses (income): Interest and other income for the three months ended September 30, 2012 were $24,400 or 1.9% of revenues compared to net expenses of $242,800 or 16.5% of revenues for the same period in 2011. The net financing expenses decreased to $37,600 or 2.9% of revenues compared to $120,900 or 8.2% of revenues for the same period in 2011. The interest due with respect to the Company’s credit facilities was $29,600 for the three months ended September 30, 2012 compared to $107,100 for the same period in 2011. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency transaction gain was $61,900 for the three months ended September 30, 2012, compared with a foreign currency transaction loss of $121,900 for the same period of 2011. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading higher than the U.S. dollar as at September 30, 2012 as compared to the same period of 2011.

Income taxes: No provisions for income taxes were recorded during the three months ended September 30, 2012 and 2011, because the Company generated a loss for both financials and tax reporting during the former period and because income in 2011 was completely offset by the utilization of net operating loss carry forwards (which assets had been fully reserved).

Net Income (Loss): Net loss for the third quarter of fiscal 2012 was $214,300 compared to net income of $11,646,500 for the same period in 2011. The net income for the three months ended September 30, 2011 includes income from discontinued operations of $12,420,900 and there was no such balance for the three months ended September 30, 2012.

Results of Operations
Comparison of Nine Month Period Ended September 30, 2012
to Period Ended September 30, 2011

For purposes of this “Management’s Discussion and Analysis of Results of Operations”, we compared the nine months ended September 30, 2012 to the corresponding period in 2011.

Sales: Sales for the nine month period ended September 30, 2012 decreased 30.4% to $4,120,000 from $5,917,800 for the nine month period ended September 30, 2011. The decrease in revenue was mainly due to the decrease in contract revenue for the nine month period ended 2012 to $3,032,600 compared to $4,860,000 for same period in 2011. The decrease in contract revenue was primarily due to less contracts being received in the first nine months compared to the same period in 2011. The service revenue was $1,087,400 for the nine months ended September 30, 2012, compared to $1,058,000 for same period in 2011.

Cost of sales (excluding depreciation and amortization): Cost of sales for the nine months ended September 30, 2012 was $2,011,500 or 48.8% of revenues compared to $3,076,500 or 52.0% of revenues for same period in 2011. The material cost was $1,150,100 or 27.9% of revenue for the nine months ended September 30, 2012 compared to $2,064,000 or 34.8% of revenues in the same period of fiscal 2011. The decrease in percentage of material costs was primarily a result of some contracts requiring less material. Labor and subcontractor costs also decreased to $856,500 or 20.8% of revenues for the nine months ended September 30, 2012 compared to $1,004,000 or 17.0% of revenues for the same period of fiscal 2011. The decrease in labor and subcontractor cost was mainly due to the decrease in revenue.

Project expenses: Project expenses decreased to $718,500 or 17.4% of revenue for the nine months ended September 30, 2012, compared to $879,200 or 14.9% of revenue for the same period in 2011. The balance mainly includes the salaries and benefits of indirect staff amounting to $417,900 in the nine months ended September 30, 2012 compared to $532,400 for the same period of fiscal 2011. The decrease in salaries and benefits was primarily due to a decrease in headcount. Automobile and travel expenses decreased to $207,600 for the nine months ended September 30, 2012 compared to $228,700 for the same period of fiscal 2011. The decrease in automobile and travel expenses was due to the decrease in repair and maintenance cost and travel by the staff.

Selling expenses: Selling expenses were $632,100 or 15.3% of revenues for the nine months ended September 30, 2012 compared to $722,400 or 12.2% of revenues for the same period in 2011. The balance for the nine months ended September 30, 2012 is mainly comprised of salaries and commissions to salespersons of $456,300 compared to $564,500 for the same period of fiscal 2011. The decrease was primarily due to the decrease in commission expenses as a result of decreased revenues. Advertising, promotion and trade show expenses were $110,500 for the nine months ended September 30, 2012 compared to $93,700 for the same period of fiscal 2011

General and administrative expenses: General and administrative expenses were $1,135,100 or 27.5% of revenues for the nine months ended September 30, 2012 compared to $1,610,700 or 27.2% for the same period in 2011. The balance for the nine months ended September 30, 2012 was comprised of the following:

•	$176,900 of professional fees related to preparation of quarterly reports and other corporate matters compared to $447,000 for the same period in 2011. The decrease in professional fees was primarily due to the decrease in legal cost for corporate matters. The sale of Cancable resulted in higher legal and professional fees in 2011

•	Total salaries and benefits to administrative staff of $500,400 for the nine months ended September 30, 2012 compared to $526,100 for the corresponding period of 2011.

•	Total expenses for research and development of $130,700 for the nine months ended September 30, 2012 compared to $167,400 for the corresponding period of 2011. The decrease was mainly due to the Company receiving a higher government credit for the nine months ended September 30, 2011 than the government credit received in 2012.

Depreciation: Total depreciation of property plant and equipment was $29,100 for the nine months ended September 30, 2012 compared to $54,000 for the same period in 2011.

Interest and other expenses (income): Interest and other expenses for the nine months ended September 30, 2012 were $59,000 or 1.4% of revenues compared to $559,400 or 9.5% of revenues for the same period in 2011. The balance for the nine months ended September 30, 2012 was primarily comprised of net financing expenses which decreased to $121,200 or 2.9% of revenues compared to $473,600 or 8.0% of revenues for the same period of 2011. The interest due with respect to the Company’s credit facilities was $79,000 for the nine months ended September 30, 2012 compared to $419,100 for the same period in 2011. The decrease in expense was mainly due to the decrease of term loans in the amount of $7,287,500 after the sale of Cancable in September 2011. Additionally, the foreign currency transaction gain was $62,200 for the nine months ended September 30, 2012, compared with foreign currency transaction loss of $83,600 for same period of 2011. The change was related to the foreign currency translation of term notes which resulted because the Canadian dollar was trading higher than the U.S. dollar as at September 30, 2012 as compared to the same period of 2011.

Income taxes: No income taxes were recorded during the nine months ended September 30, 2012 and 2011 because we recognized losses for both financial and tax reporting during the former period and because we offset all of our net income during the latter period through the utilization of net operating loss carryforwards. Because of this and because we had and have fully reserved substantially all our deferred income tax assets, there was no provision and/or benefit for income taxes.

Net Income (Loss): Net loss for the nine months ended September 30, 2012 was $465,400 compared to net income of $11,640,200 for the same period in 2011. The net income for the nine months ended September 30, 2011 includes income from discontinued operations of $12,624,500 and there was no such balance for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. At September 30, 2012, we had $1,080,205 in cash. We believe that cash from operations and our credit facilities with Laurus and others will continue to be adequate to satisfy our ongoing working capital needs as we do not expect such lenders to demand acceleration of the outstanding loans extended to the Company. We do not currently have the ability to repay the notes in the event of a demand by the holders. During 2012, our primary objectives in managing liquidity and cash flows are to ensure financial flexibility to support growth and entry into new markets and improve inventory management and to accelerate the collection of accounts receivable.

Because we do not anticipate that Laurus (one of our principal stockholders) will demand repayment of the Iview Note (see Note 5), we believe we have adequate resources to sustain our operations for the next year as absent such liability we have working capital of approximately $550,000 (before exclusion of deferred income and certain liabilities that we do not anticipate paying within the next year – e.g. accrued interest payable to related entities). In addition, we have significantly reduced our general and administrative expenses and net losses since the corresponding three and nine month periods of the preceding year and we have additional borrowing capability of approximately $175,000 under the line of credit discussed at Note 2.

Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $127,700 for the nine months ended September 30, 2012 compared to $295,300 for the corresponding period of 2011. The change was primarily a result of an increase in accounts receivable during the nine months ended September 30, 2012.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was approximately $313,300 for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $327,300 for the nine months ended September 30, 2011. The change was primarily because we had net inflows of approximately $313,300 for the nine months ended September 30, 2012 under our lines of credit compared with net outflows of approximately $260,700 for the nine months ended September 30, 2011. Moreover, the repayment of term loans was $66,700 during the period ended September 30, 2011 and there was no such repayment of term loans for the period ended September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. As of September 30, 2012, the end of the period covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our disclosure controls and procedures, as such terms are defined under rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this assessment, our management concluded that our disclosure controls and procedures were effective as of the end period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

This item is not applicable to the Company because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the period covered by this quarterly report, there has been no material change in the nomination process for directors.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE VISTAS, INC.

By:	/s/ Dominic Burns
Dominic Burns, CEO

By:	/s/ Heung Hung Lee
Heung Hung Lee, CFO and Principal Accounting Officer

Dated: November 14, 2012

